Form 10QSB
period 2005-06-30
Synova Healthcare Group Inc
filed 2005-10-03
CIK 1316826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(MARK ONE)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                              ---------------------   ---------------------

                        COMMISSION FILE NUMBER 000-51492

                          SYNOVA HEALTHCARE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                              91-1951171
----------------------------------                          --------------------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

              1400 N. Providence Road, Suite 6010, Media, PA 19063
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  (610)565-7080
                                  -------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
     (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 3, 2005, the number of shares of common stock, par value $.001, outstanding was 12,937,952.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

----------------------------------
Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                          SYNOVA HEALTHCARE GROUP, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                TABLE OF CONTENTS


ITEM NO.                                                                PAGE NO.
--------                                                                --------

PART 1     FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................3

Item 2.    Management's Discussion and Analysis or Plan of Operation.........11

Item 3.    Controls and Procedures...........................................19

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.................................................19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......19

Item 3.    Defaults Upon Senior Securities...................................19

Item 4.    Submission of Matters to a Vote of Security Holders...............19

Item 5.    Other Information.................................................19

Item 6.    Exhibits..........................................................19

       Form of Stock Option Agreement
       Chief Executive Officer Certification
       Chief Financial Officer Certification
       Section 1350 Certification of the Chief Executive Officer
       Section 1350 Certification of the Chief Financial Officer

ITEM 1. FINANCIAL STATEMENTS

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         June 30,2005     December 31, 2004
                                                                           Unaudited           Audited
ASSETS
Cash                                                                    $       825,308     $       10,554
Accounts Receivable                                                             314,809             84,423
Inventory                                                                       472,263            433,545
Prepaid Expenses                                                                127,856             56,345
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    $     1,740,236            584,867

Property and equipment-net                                                       32,088             31,654

Deposits                                                                          6,190              6,190

----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $     1,778,514     $      627,711
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Accounts Payable & Accrued Expenses                                     $       672,995     $      927,334
Due to Shareholder                                                                                   2,275
Loans Payable                                                                   397,508            475,000
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               $     1,070,503     $    1,404,609

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 50,000,000 shares authorized,
no shares outstanding                                                                 -                  -
Common Stock, $0.001 par value; 150,000,000 shares authorized;
12,937,952 and 5,889,905 issued and outstanding at June 30, 2005 and
December 31, 2004                                                                12,938              5,890
Additional Paid In Capital                                                    4,585,797          1,410,055
Accumulated Deficit                                                          (3,890,724)        (2,197,843)
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    $       708,011     $     (781,898)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $     1,778,514     $      627,711
==========================================================================================================


See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                       FOR THE THREE           FOR THE THREE
                                                        MONTHS ENDED            MONTHS ENDED
                                                       JUNE 30, 2005           JUNE 30, 2004
Net Sales                                             $      109,124         $       106,396
Cost of Goods Sold                                            35,610                  20,531
---------------------------------------------------------------------------------------------
GROSS PROFIT                                          $       73,514         $        85,865

Selling, general and administrative expenses                 797,824                 439,842

---------------------------------------------------------------------------------------------
OPERATING LOSS                                        $     (724,310)        $      (353,977)

Interest (income) expense                                      3,733                  17,592

---------------------------------------------------------------------------------------------
NET LOSS                                              $     (728,043)        $      (371,569)
=============================================================================================

Basic and diluted loss per share                      $        (0.05)        $         (0.57)

Basic and diluted weighted average number of shares       12,937,952                 648,050




See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE SIX             FOR THE SIX
                                                        MONTHS ENDED            MONTHS ENDED
                                                       JUNE 30, 2005           JUNE 30, 2004
Net Sales                                             $      112,690         $       185,853
Cost of Goods Sold                                            52,603                  98,986
---------------------------------------------------------------------------------------------
GROSS PROFIT                                          $       60,087         $        86,867

Selling, general and admininstrative expenses              1,736,056                 783,971

---------------------------------------------------------------------------------------------
OPERATING LOSS                                        $   (1,675,969)        $      (697,104)

Interest (income) expense                                     16,912                  15,684

---------------------------------------------------------------------------------------------
NET LOSS                                              $   (1,692,881)        $      (712,788)
=============================================================================================

Basic and diluted loss per share                      $        (0.14)        $        (1.16)

Basic and diluted weighted average number of shares       11,994,608                 614,390







See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         SIX MONTHS ENDED JUNE 30, 2005

                                                                Additional                                       Total
                                              Common             Paid-in               Accumulated           Stockholders'
                                              Stock              Capital                 Deficit            Equity (Deficit)
                                            -----------        ------------           -------------         ---------------
Balance at December 31, 2004                $        67        $  1,415,878           $  (2,197,843)         $   (781,898)

Retroactive recapitalization                      5,823              (5,823)                      -                     -
                                            -----------        ------------           -------------          ------------

Balance at January 1, 2005                        5,890           1,410,055              (2,197,843)             (781,898)

Issuance of common stock at merger                3,000              (3,000)                      -                     -

Liabilities assumed upon merger                       -              (6,710)                      -                (6,710)

Issuance of common stock                            179             146,821                       -               147,000

Issuance of common stock for services                18              14,982                       -                15,000

Issuance of common stock for offering
costs                                               351                (351)                      -                     -

Issuance of common stock, private unit
placement                                         3,500           2,782,600                       -             2,786,100

Issuance of warrants for services                     -             241,400                                       241,400

Net loss for the six months ended June
30, 2005                                              -                   -              (1,692,881)           (1,692,881)
                                            -----------        ------------           -------------          ------------
Balance at June 30, 2005                    $    12,938        $  4,585,797           $  (3,890,724)         $    708,011
                                            ===========        ============           =============          ============


See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                                   (UNAUDITED)

                                                                    FOR THE SIX        FOR THE SIX
                                                                    MONTHS ENDED       MONTHS ENDED
                                                                   JUNE 30, 2005      JUNE 30, 2004
CASH FLOW FROM OPERATING ACTIVITY:

Net Loss                                                          $   (1,692,881)    $     (712,788)

ADJUSTMENTS TO RECONCILE TO NET LOSS TO CASH USED
IN OPERATING ACTIVITIES:
Depreciation and amortization                                              4,033              2,419
Issuance of Common Stock for service                                      15,000                  -
Issuance of Warrants for service                                         241,400                  -

CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT OF  MERGER:
Accounts Receivable                                                     (230,386)           (19,747)
Inventory                                                                (38,718)           (53,280)
Prepaid expenses and other current assets                                (71,511)           (19,779)
Accounts Payable and accrued expenses                                   (261,138)           (58,827)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             $   (2,034,201)    $     (862,002)

CASH FLOW FROM INVESTING ACTIVITY:

Cash Acquired in Merger                                           $           89
Purchases of property and equipment                                       (4,467)    $            -
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             $       (4,378)    $            -

CASH FLOW FROM FINANCING ACTIVITY

Proceeds (Payment) of Debt                                        $      (79,767)    $      460,000
Proceeds from issuance of common stock, net of costs                   2,933,100            554,921
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         $    2,853,333     $    1,014,921

Net Increase (Decrease) in Cash                                   $      814,754     $      152,919

Cash at the beginning of the period                                       10,554             21,116

-----------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                                     $      825,308     $      174,035
=====================================================================================================

See accompanying notes to consolidated financial statements

                          SYNOVA HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE 1- FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared by Synova Healthcare Group, Inc. ("Synova") and its subsidiaries (collectively, "Company"). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the Registration Statement of Synova originally filed on March 22, 2005, as amended and supplemented (the "Registration Statement"). Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Registration Statement should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2005 may not be indicative of operating results expected for the full year.

Basis of Presentation
The consolidated financial statements include the accounts of Synova and its subsidiaries. On February 10, 2005 Synova's wholly owned subsidiary, Synova ABGL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc. The stockholders of Synova Healthcare, Inc. have a controlling interest in the Company. All material inter-company transactions have been eliminated in consolidation. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Synova Healthcare, Inc. for the net monetary assets of Synova Healthcare Group, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquiror, Synova Healthcare Group, Inc., are those of the legal acquiree, Synova Healthcare, Inc., which are considered to be the accounting acquiror.

Loss Per Share
The Company follows SFAS 128, "Earning per Share", resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three and six months ended June 30, 2005 and 2004, the basic and diluted loss per share is the same, since the assumed conversion of the stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - REVERSE MERGER
Effective February 10, 2005, Synova Healthcare Group, Inc completed its merger. The merger was accounted for as a reverse acquisition by Synova Healthcare Group, Inc. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2005.

                                      FOR THE SIX
                                     MONTHS ENDING
                                     JUNE 30, 2005

Net Sales                               $112,690

Net Income                            (1,742,881)

Basic and Diluted Loss Per Share          $(0.15)

NOTE 3 - LINE OF CREDIT AND TERM LOAN
On April 28, 2005, the Company closed on a term note of $475,000 and line of credit of $300,000 with Wachovia Bank. The term loan is for a period of one year and bears interest at 5.25%. The line of credit is for a period of one year and bears interest at prime, plus .50%. The term loan is secured and collateralized with a money market account. The line of credit is secured with a personal guaranty from each of Stephen E. King and David J. Harrison. The proceeds from the term loan satisfied the loan payable scheduled to mature May 1, 2005. The term loan utilization was $397,508 and no amounts were drawn from the line of credit as of June 30, 2005.

NOTE 4 - STOCKHOLDERS' EQUITY
COMMON STOCK
In January 2005, Synova Healthcare, Inc. issued 2,000 pre-merger shares (17,500 post-merger) of its common stock in exchange for professional services. The Company recognized consulting expenses of $15,000.

In January 2005, Synova Healthcare, Inc. sold 20,502 pre-merger shares (179,932 post-merger) of its common stock and received net proceeds of $147,000.

In January 2005, Synova Healthcare, Inc. issued 40,132 pre merger shares (351,155 post-merger) of its common stock in exchange for commissions associated with the private placement offering of 3,500,000 shares of Synova Healthcare Group, Inc. common stock. The Company recognized an offering cost of $300,900.

On February 10, 2005, the date of the merger, each stockholder of Synova Healthcare, Inc. received 8.75 shares of common stock in Synova Healthcare Group, Inc. for each share of Synova Healthcare, Inc. common stock. At this time, 735,766 shares of Synova Healthcare, Inc. common stock were converted into 6,437,952 shares of Synova Healthcare Group, Inc. common stock.

Upon the date of the merger, the Company commenced a private placement offering. On March 22, 2005, the Company closed the private placement offering by raising net proceeds of $2,786,100 for 3,500,000 units, each unit consisting of one share of common stock and a warrant to purchase .80 shares of common stock at a purchase price of $1.00 per unit. The warrants are exercisable by their holders at any time during the five-year period following their issuance at a price of $2.00 per share (subject to adjustments) in cash at any time and through a "cashless exercise" by net share settlement after one year from the warrants' issuance date if there is no effective registration statement covering the resale of the common stock underlying the warrants by such date. The Company may call the warrants for redemption if the average trading price of its common stock exceeds $3.00 per share and the average trading volume of its common stock exceeds 33,333 shares per day for twenty (20) consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance.

OPTIONS
On or shortly after the effective date of the merger, the Company granted two executive officers non-qualified stock options to purchase up to 375,000 (subject to customary adjustments) shares of the Company's common stock at an exercise price of $0.25 per share. The stock options vest upon the Company meeting certain performance goals, as defined in the stock option agreement. The executives are required to exercise the stock options within 75 days after they become vested. As of June 30, 2005, none of the performance goals have been achieved.

On April 26, 2005, the Company granted four directors non-qualified stock options to purchase up to 25,000 (100,000 shares total) shares of the Company's common stock at an exercise price of $1.82 per share. The stock options vest on February 10, 2006 and expire February 10, 2016. Also on April 26, 2005, the Company granted one employee options to purchase up to 12,500 shares of the Company's common stock at an exercise price of $1.82 per share. The stock options vest on March 01, 2006 and expire on March 01, 2016.

On June 3, 2005 the Company granted one employee options to purchase up to 4,000 shares of the Company's common stock at an exercise price of $2.00 per share. The stock options vest on June 1, 2006 and expire on June 1, 2016.

WARRANTS

In January 2005, the Company issued warrants to purchase 28,648 shares. 10,710 of these shares are exercisable at $0.01 per share, and 17,938 of these shares are exercisable at $1.00 per share. The warrants were issued pursuant to
Section 4(2) of the Securities Act in exchange for services. The warrants are exercisable until January 2015. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized professional consulting expenses of $241,400.

NOTE 5 - INCOME TAXES
There is no income tax benefit for the losses for the three and six months ended June 30, 2005 and 2004 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 - MAJOR CUSTOMER
The Company's largest customer accounted for $79,709 and $62,876 in gross revenue for the six months ended June 30, 2005 and June 30, 2004, respectively, and approximately 25.3% of accounts receivable as of June 30, 2005.

NOTE 7 - SUBSEQUENT EVENTS
On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from September 2, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger is convertible, if their respective loans are not repaid in full at maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the twenty trading days preceding the maturity date.

In connection with the loans, Tiger-Eye and Nussberger received a warrant to purchase 200,000 shares and 20,000 shares, respectively, of common stock at an exercise price of $2.50 per share. The warrants were immediately exercisable and expire two years from the issuance date. If the Company receives at least $1,500,000 of proceeds from the exercise of the warrants issued in connection with the March 2005 private placement, the Tiger-Eye and Nussberger loans must be prepaid prior to maturity. Tiger-Eye and Nussberger have the right under certain terms and conditions to have the shares underlying the warrants included in certain registration statements the Company files with the Securities and Exchange Commission ("SEC").

If the closing price of the common stock for each of ten consecutive trading days exceeds $4.00 per share, and a registration statement has been filed and declared effective by the SEC covering the underlying warrant shares, the Company may redeem the Tiger-Eye and Nussberger warrants at a price equal to $.01 per warrant fifteen days after the delivery of notice of the same.

On September 9, 2005, the Company announced that its wholly owned subsidiary, Synova Pre-Natal Healthcare, Inc. ("Synova Pre-Natal"), had executed a distribution agreement with BioPad, Ltd. ("BioPad"), a research and development organization based in Israel. Under the agreement, BioPad will develop an innovative and non-invasive medical device that is expected to prove useful in the field of fetal monitoring. Synova Pre-Natal will become the exclusive distributor of the product in the initial territories of the United States, Canada and Mexico.

On September 15, 2005, the Company entered into an employment agreement with Robert Edwards, under which Mr. Edwards will serve as the Company's Chief Financial Officer, effective on September 19, 2005. Also, Mr. Edwards received an option to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share. Twenty-five percent of the options vest annually over each of the first four years of his employment on the anniversary date of his hire. The options are contingent on continued employment and expire on September 15, 2016.

On September 23, 2005, Synova Pre-Natal entered into a share purchase agreement by and between Synova Pre-Natal and BioPad, and a shareholders' agreement by and among Synova Pre-Natal, BioPad and the holders of ordinary shares of BioPad set forth on the signature pages thereto, each dated as of September 23, 2005. The agreements were entered into in connection with the distribution agreement previously entered into between Synova Pre-Natal and BioPad relating to the distribution of fetal monitoring products.

Pursuant to the terms and conditions of the share purchase agreement, Synova Pre-Natal agreed to purchase ordinary shares constituting twenty-five percent (25%) of the issued and outstanding ordinary shares of BioPad on a filly diluted basis (excluding options that may be granted to employees of BioPad in an amount equal to up to ten percent (10%) of the issued and outstanding ordinary shares of BioPad) for an aggregate purchase price of $2,630,000 in several closings commencing on November 15, 2005 and conditioned upon BioPad's satisfaction of certain operational milestones. Pursuant to the terms of the shareholders agreement, Synova Pre-Natal will be granted certain rights with respect to the ordinary shares, including a pre-emptive right on future issuances of equity securities by BioPad, a right of first refusal on transfers of ordinary shares by shareholders of BioPad and a co-sale right to sell the ordinary shares of BioPad in the event that the shareholders holding a majority of the outstanding ordinary shares of BioPad elect to sell their shares. Synova Pre-Natal will be required to sell its ordinary shares in the event that the shareholders holding sixty-six and two-thirds percent (66.7%) of the outstanding ordinary shares of BioPad elect to sell their shares. The ordinary shares acquired by Synova Pre-Natal will have piggyback registration rights. Under the terms of the shareholders agreement, Synova Pre-Natal is entitled to appoint twenty-five percent (25%) of the directors serving on BioPad's board of directors and to receive certain financial and operational information relating to BioPad periodically. If Synova is unable to purchase the full amount of ordinary shares of BioPad, then BioPad has certain rights which may allow BioPad to terminate the distribution agreement between BioPad and Synova Pre-Natal. To date, Synova has paid $250,000 to BioPad against the purchase price of $2,630,000.

The shareholders agreement also allows any successor in interest of BioPad to terminate the distribution agreement if the successor in interest of BioPad acquires all or substantially all of the assets of BioPad or at least fifty percent (50%) of the voting control of BioPad, or succeeds to BioPad as the result of a merger or consolidation of BioPad. Any such successor electing to terminate the distribution agreement is required to pay to Synova Pre-Natal a termination fee designed to reimburse Synova Pre-Natal a multiple of the costs incurred by Synova Pre-Natal to commercialize the products licensed under the distribution agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements relating to the Company's future events or its future financial performance. These forward-looking statements involve certain risks, uncertainties and assumptions. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. The Company's actual financial results and performance may differ materially from those anticipated. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters set forth under the caption "Risk Factors" contained in the Company's Registration Statement.

         You are cautioned not to place undue reliance on forward-looking statements contained in this quarterly report as they speak only as of the date of the quarterly report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         HISTORY AND BACKGROUND

         The Company was incorporated in the state of Nevada on September 1, 1998 under the name Centaur Capital Group, Inc. The Company changed its name to Advanced Global Industries Corporation on June 13, 2002. From the time of its formation until its acquisition of Synova Healthcare, Inc., the Company was a development stage company with no active business. Its business operations during the period were limited to raising capital for its business, which was abandoned in 2001.

         On January 13, 2005, the Company entered into a merger agreement with Synova Healthcare, Inc. In connection with the merger, on January 10, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, the Company's wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger. The merger has been accounted for as a reverse purchase acquisition because former stockholders of Synova Healthcare, Inc. obtained a majority of the outstanding shares of the Company's common stock in connection with the merger. The accompanying consolidated financial statements of the Company reflect the historical results of Synova Healthcare, Inc. The description of the Company's business in this Management's Discussion and Analysis of Financial Condition and Results of Operations is the business previously conducted and to be conducted by Synova Healthcare, Inc.

         BUSINESS OVERVIEW

         The Company is an early stage company dedicated to the development and marketing of both OTC and POC, non-invasive medical diagnostic tests. The Company intends to focus its development efforts on products that offer consumers and healthcare professionals non-invasive diagnostics that rapidly and accurately diagnose and/or monitor the onset of health conditions. The Company's goal, where possible, is to supplant traditional invasive diagnostic testing, like blood tests, with less invasive, OTC or POC, diagnostic tests. The Company is committed to building a portfolio of such products.

         The Company's existing products, Menocheck(R) and MenocheckPro(TM) are in-home and in-office, respectively, non-invasive urine FSH tests for use in detecting and diagnosing the onset of menopause. Menocheck(R) is an OTC product that enables women to easily and accurately determine whether they have entered the menopause stage of their lives. Menocheck(R) is an easy to use product and functions in a manner similar to the OTC pregnancy tests that are commonly used today. MenocheckPro(TM) is an FDA approved diagnostic for POC testing that enables physicians to quickly and accurately determine whether their patients have entered menopause.

         The Company intends to distribute and market Menocheck(R) through mainstream, chain, drug stores, food stores, mass merchandise retailers and leading wholesalers. In November 2003, the Company initiated the first shipments of Menocheck(R) to Walgreens. Retail distribution of Menocheck(R) increased through 2004, and Menocheck(R) is presently available at several food, drug and discount stores, including Walgreens, Albertsons, Eckerd, Peyton Southeast, Longs Drug, and Happy Harry's. Menocheck(R) is also available through leading wholesalers, including Amerisource Bergen, Cardinal Health, and D&K Healthcare. The Company believes it will continue to secure additional points of retail distribution in the future.

         The Company intends to distribute and market MenocheckPro(TM) through physician supply organizations, which routinely serve as sales distribution partners for products like MenocheckPro(TM). These relationships, when secured, will provide broad national and regional presence to support the selling of MenocheckPro(TM) into healthcare providers' offices. The Company has finalized relationships with certain physician supply organizations during the first quarter of 2005. The Company anticipates that additional distribution partners will be added in the coming months in order to increase its sales presence at the professional level.

         The Company markets both Menocheck(R) and MenocheckPro(TM) through traditional brand advertising mediums. The marketing effort has included full page advertisements in several national magazines, as well as regional and national radio advertisements. Promotion via the internet and trade show exhibits directed toward both consumers and healthcare professionals are also important components of the marketing mix. Public relations activities and newspaper advertorial campaigns have resulted in strong media coverage. Other promotional sponsorship activities planned for the future are also expected to play an important role in continuing to drive customer awareness of both products.

         The Company's business strategy is based primarily upon developing and/or distributing non-invasive medical diagnostics that offer rapid results with substantial accuracy. The main factors the Company views as critical to its current business strategy relative to Menocheck(R) and MenocheckPro(TM) are:

                 (i) increase customer awareness and adoption for its products;

                 (ii)    increase retail distribution for Menocheck(R);

                 (iii) expand sales distribution partners who represent MenocheckPro(TM);

                 (iv) ensure the comprehensive training of all sales representatives; and

                 (v) successfully launch new marketing initiatives to support both its products.

         The concentration of the Company's current OTC business into a few customers in the retail market brings a certain amount of risk to its business. The potential loss of one of these customers could dramatically affect its business. The Company expects, however, to be successful in expanding its OTC business in the retail market, and in mitigating the risk associated with this present concentration of business. The Company views increased retail distribution and market share in the OTC market as critical to its future success.

         The Company believes the expansion of its sales distribution partners for MenocheckPro(TM) will facilitate a more rapid product adoption by healthcare professionals. These sales distribution partners will be more effective if their sales people are well trained with the Company's products. Accordingly, the Company intends to focus on the identification of additional sales distribution partners, and the efficient training of their respective sales people.

         Increased marketing and promotion of the Company's products are also critical to its success. Capital raised in its recent unit offering has been allocated primarily to support sales and marketing initiatives in both the OTC and POC market segments. These expenditures are aimed at increasing customer awareness and product adoption for its products. However, these expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. Even if brand recognition increases, the number of consumers and/or healthcare providers purchasing the Company's products may not increase.

         The Company had no operating business until February 10, 2005, when its wholly owned subsidiary, Synova AGBL Merger Sub, Inc. merged with Synova Healthcare, Inc. As of the effective date of the merger, the business of Synova Healthcare Inc. became the Company's business.

         Factors affecting the Company's results of operations for the second quarter of 2005 were related to its continued focus on driving revenue growth of Menocheck(R) and MenocheckPro(TM), and the accompanying promotional expenses associated with efforts directed toward increasing product awareness and adoption. During the second quarter of 2005, the Company also allocated resources toward the conclusion of efforts associated with the attainment of an effective registration statement with the SEC. These expenses included legal and accounting fees which aggregated approximately $103,482 for the second quarter. The Company also incurred expenses related to new business development over this period.

         Gross sales for the second quarter of 2005 were $183,093, and represented a 93% increase over the $94,474 of recorded gross sales in the immediate prior quarter (first quarter of 2005). Net sales in the second quarter of 2005 totaled $109,124 representing a $105,560 increase over net sales recorded in the first quarter of 2005, which was $3,564. See below for further details affecting first quarter 2005 net sales.

         Through the second quarter of 2005, the Company continued to deploy co-operative advertising initiatives with its retailers in an effort to drive product sales throughout the second quarter and into 2005. The expense associated with this initiative totaled $53,010 and $126,678 for the three and six months ended June 30,2005 and was recorded as an offset against gross revenues June 30,2005 for the quarter and year to date, which was $183,092 and $277,567 respectively. The co-operative advertising initiatives consisted primarily of store or retailer specific advertising and coupon promotion. The Company also supported its products over the second quarter with other marketing and advertising initiatives, including a national radio advertising campaign which was supported by print advertising and direct mail initiatives. The Company is continuing to grow its brands, as well as this new product category. The Company believes its marketing related expenses which totaled $446,537 in the second quarter of 2005 and $916,355 through June 30, 2005, combined with the co-operative advertising have directly contributed to the increased gross sales for the quarter. In addition, the Company has initiated a sampling program called "free to check", which will start in conjunction with a national menopause awareness programs.

 New Business Development: Non-invasive Fetal Monitoring

         On September 9, 2005, the Company announced that its wholly owned subsidiary, Synova Pre-Natal, had executed a distribution agreement with BioPad, a research and development organization based in Israel. Under the agreement, BioPad will develop an innovative and non-invasive medical device that is expected to prove useful in the field of fetal monitoring. Synova Pre-Natal will become the exclusive distributor of the product in the initial territories of the United States, Canada and Mexico.

         On September 23, 2005, Synova Pre-Natal entered into a share purchase agreement by and between Synova Pre-Natal and BioPad, and a shareholders' agreement by and among Synova Pre-Natal, BioPad and the holders of ordinary shares of BioPad set forth on the signature pages thereto, each dated as of September 23, 2005. The agreements were entered into in connection with the distribution agreement previously entered into between Synova Pre-Natal and BioPad relating to the distribution of fetal monitoring products.

         Pursuant to the terms and conditions of the share purchase agreement, Synova Pre-Natal agreed to purchase ordinary shares constituting twenty-five percent (25%) of the issued and outstanding ordinary shares of BioPad on a filly diluted basis (excluding options that may be granted to employees of BioPad in an amount equal to up to ten percent (10%) of the issued and outstanding ordinary shares of BioPad) for an aggregate purchase price of $2,630,000 in several closings commencing on November 15, 2005 and conditioned upon BioPad's satisfaction of certain operational milestones. Pursuant to the terms of the shareholders agreement, Synova Pre-Natal will be granted certain rights with respect to the ordinary shares, including a pre-emptive right on future issuances of equity securities by BioPad, a right of first refusal on transfers of ordinary shares by shareholders of BioPad and a co-sale right to sell the ordinary shares of BioPad in the event that the shareholders holding a majority of the outstanding ordinary shares of BioPad elect to sell their shares. Synova Pre-Natal will be required to sell its ordinary shares in the event that the shareholders holding sixty-six and two-thirds percent (66.7%) of the outstanding ordinary shares of BioPad elect to sell their shares. The ordinary shares acquired by Synova Pre-Natal will have piggyback registration rights. Under the terms of the shareholders agreement, Synova Pre-Natal is entitled to appoint twenty-five percent (25%) of the directors serving on BioPad's board of directors and to receive certain financial and operational information relating to BioPad periodically. If Synova is unable to purchase the full amount of ordinary shares of BioPad, then BioPad has certain rights which may allow BioPad to terminate the distribution agreement between BioPad and Synova Pre-Natal. To date, Synova has paid $250,000 to BioPad against the purchase price of $2,630,000.

         The shareholders agreement also allows any successor in interest of BioPad to terminate the distribution agreement if the successor in interest of BioPad acquires all or substantially all of the assets of BioPad or at least fifty percent (50%) of the voting control of BioPad, or succeeds to BioPad as the result of a merger or consolidation of BioPad. Any such successor electing to terminate the distribution agreement is required to pay to Synova Pre-Natal a termination fee designed to reimburse Synova Pre-Natal a multiple of the costs incurred by Synova Pre-Natal to commercialize the products licensed under the distribution agreement.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         Net Sales. Net sales consists of product sales, net of product returns and cooperative advertising. Net sales increased $2,728, or 2.5%, to $109,124 for the three months ended June 30, 2005, from $106,396 for the three months ended June 30, 2004.

The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter (OTC). Net sales decreased $31,828 to $73,575 for the three months ended June 30, 2005 from $105,403 for the three months ended June 30, 2004. The decrease in net sales was mainly the result of the establishment of a reserve for returns and allowances of $15,000 being recorded and lower gross sales.

         Point-of-Care (POC). Net sales increased $34,556 to $35,549 for the three months ended June 30, 2005 from $993 for the three months ended June 30, 2004. The increase in net sales was a result of increased distribution of MenocheckPro(TM) into the professional healthcare market place.

         Gross Profit. Gross profit decreased $12,351 to $73,514 for the three months ended June 30, 2005, from $85,865 for the three months ended June 30, 2004. Gross profit as a percentage of revenue (gross margin) decreased to 67.4% for the three months ended June 30, 2005 from 80.7% for the three months ended June 30, 2004. The decrease in gross profits follows the decrease in net revenue. However, as a percentage of net sales, it is lower as a result of the establishment of a reserve for returns and allowances of $15,000 being recorded in the quarter ended June 30, 2005.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $357,982 to $797,824 for the three months ended June 30, 2005 from $439,842 for the three months ended June 30, 2004. Included in selling, general and administrative expenses are three sub categories: selling and marketing expenses, personnel expenses and general and administrative expenses.

         Selling and marketing expenses increased $257,164 to $470,486 for the three months ended June 30, 2005 from $213,322 for the three months ended June 30, 2004. The increase in selling and marketing expenses was primarily driven by a radio advertising campaign directed at the OTC segment.

         Personnel expenses increased $42,766 to $174,084 for the three months ended June 30, 2005 from $131,318 for the three months ended June 30, 2004. The increase in personnel expenses was primarily the result of increased working personnel to six full-time employees for the three months ended June 30, 2005 as compared to three full-time employees for the three months ended June 30, 2004.

         General and administrative expenses increased $58,052 to $153,254 for the three months ended June 30, 2005 from $95,202 for the three months ended June 30, 2004. The increase in general and administrative expenses was driven by professional consulting expenses associated with the reverse merger acquisition and filing of the Company's Registration Statement.

         Operating Loss. As a result of the foregoing, the operating loss was $724,310 for the three months ended June 30, 2005 as compared with the operating loss of $353,977 for the three months ended June 30, 2004. The majority of the increase in the operating loss was attributable to the increase in selling, general and administrative expenses.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $728,043 for the three months ended June 30, 2005 as compared to a net loss of $371,569 for the three months ended June 30, 2004.

         SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30,
         2004

         Net Revenue. Net Revenue for the six months ended June 30, 2005 was $112,690 compared to $185,853 for the six months ended June 30, 2004, a decrease of 39%. For the six months ended June 30, 2004 sales were stronger than the same period in 2005 as a result of a number of successful marketing initiatives and co-operative programs with major retailers. As the Company continues to implement its marketing plans with Menocheck(R) in the retail market and introduces MenocheckPro(TM) into the POC physician market, it anticipates that revenue will increase over 2005. There can be no assurance, however, that its revenue will increase to the extent it expects, or at all.

         The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter. Net sales decreased $115,145 to $69,670 for the six months ended June 30, 2005 from $184,815 for the period ended June 30, 2004. The decrease in sales is due to a number of successful marketing initiatives and co-operative programs with major retailers during the first six months of 2004 when comparing the six months ended June 30, 2005.

         Point-of-Care. Net Sales increased $41,982 to $43,020 for the six months ended June 30, 2005 from $1,038 for the three months ended June 30, 2004. The increase in net sales was a result of increased distribution of MenocheckPro(TM) into the professional healthcare market place.

          Gross Profit. Gross profit decreased to $60,087 for the six months ended June 30, 2005, from $86,867 for the year ended June 30, 2004, a decrease of 30.8%. The decrease in gross profits follows a decrease in gross sales and the establishment of a new reserve for returns and damaged products. Gross profit as a percentage of revenue (gross margin) increased to 53.3% for the six months ended June 30, 2005 from 46.7% for the six months ended June 30, 2004. The increase in gross margin percentage follows a decrease in co-operative advertising as a percentage of total gross sales and an improved product mix and higher value add distribution channel with the MenocheckPro(TM) product offering.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $951,769 to $1,736,056 for the six months ended June 30, 2005 from $783,971 for the period ended June 30, 2004. Included in selling, general and administrative expenses are three sub categories: selling and marketing expenses, personnel expenses and general and administrative expenses.

         Selling and marketing expenses increased $544,809 to $959,913 for the six months ended June 30, 2005 from $415,104 for the period ended June 30, 2004. The increase can be attributed to advertising and brokerage fees related to product sales.

         Personnel expenses increased $73,674 to $296,838 for the six months ended June 30, 2005 from $223,164 for the period ended June 30, 2004. The increase in personnel expenses was the result of full year of operations for the twelve months ended June 30, 2004.

         General and administrative expenses increased $333,602 to $479,305 for the six months ended June 30, 2005 from $145,703 for the period ended June 30, 2004. The increase in general and administrative expenses was driven by professional consulting expenses associated with the reverse merger acquisition and filing of the Company's Registration Statement.

         Operating Loss. As a result of the foregoing, the operating loss was $1,675,969 for the six months ended June 30, 2005, compared with the operating loss of $697,104 for the period ended June 30, 2004. The majority of the increased loss was attributable to the increase in selling, general and administrative expenses for a full year for the twelve months ended June 30, 2005.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $1,692,881 for the six months ended June 30, 2005, compared to a net loss of $712,788 for the period ended June 30, 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, the Company had $825,308 in cash on hand compared to $174,035 in cash on hand as of June 30, 2004, an increase of $814,754 from December 31, 2004. The increase resulted from proceeds received from the Company's 2005 private unit offering. As of December 31, 2004, the Company had a cash balance of $10,554.

         Based on its current operations, the Company believes that its available cash and its available borrowings under a new senior secured credit facility will be adequate to meet its liquidity needs for at least the next twelve months. The Company cannot assure you, however, that its business will generate sufficient cash flows from operations or that future borrowings will be available to it in an amount sufficient to enable it to fund its liquidity needs.

         Operating Activity. The Company's operating activities used $2,034,201 for the six months ended June 30, 2005 compared to $862,002 used for the six months ended June 30, 2004. The $2,034,201 use of cash was primarily attributable to the operating loss of $1,692,565 for the six months ended June 30, 2005, a decrease in accounts payable by $291,930 and an increase in accounts receivable by $289,701 offset by the issuance of stock and warrants for services by $256,400.

         Investing Activities. The Company's capital expenditures for the six months ended June 30, 2005 were $4,467 compared to capital expenditures for the six months ended June 30, 2004 of $0. The increase in capital expenditures is related to investing in computer and office equipment for working personnel increases for the six months ended June 30, 2005.

         Financing Activities. Financing activities provided $2,853,333 for the six months ended June 30, 2005, compared to cash provided of $1,014,921 for the six months ended June 30, 2004. The increase in financing activity is related to the issuance of 20,502 shares (179,392 post-merger shares of Synova Healthcare Group, Inc.) of Synova Healthcare, Inc. stock for proceeds of $147,000 and $2,786,100, for a total of $2,933,100 in net proceeds from the private placement of 3,500,000 shares of the Company's common stock and warrants to purchase 2,800,000 shares of the Company's common stock.

         Capital Resources. As of June 30, 2005, working capital was $669,733, an increase of $1,489,792 from December 31, 2004. This increase is a result of the Company's 2005 private unit offering.

         On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from September 2, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger is convertible, if their respective loans are not repaid in full at maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the twenty trading days preceding the maturity date.

         In connection with the loans, Tiger-Eye and Nussberger received a warrant to purchase 200,000 shares and 20,000 shares, respectively, of common stock at an exercise price of $2.50 per share. The warrants were immediately exercisable and expire two years from the issuance date. If the Company receives at least $1,500,000 of proceeds from the exercise of the warrants issued in connection with the March 2005 private placement, the Tiger-Eye and Nussberger loans must be prepaid prior to maturity. Tiger-Eye and Nussberger have the right under certain terms and conditions to have the shares underlying the warrants included in certain registration statements the Company files with the Securities and Exchange Commission ("SEC").

         If the closing price of the common stock for each of ten consecutive trading days exceeds $4.00 per share, and a registration statement has been filed and declared effective by the SEC covering the underlying warrant shares, the Company may redeem the Tiger-Eye and Nussberger warrants at a price equal to $.01 per warrant fifteen days after the delivery of notice of the same.

         The Company has secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan is for a one-year term and bears interest at a rate of 5.25% per annum. The line of credit is also for a one-year term and bears interest at Wachovia Bank's prime rate, plus .50%. The interest rate under the line of credit was 6.50% as of June 20, 2005. There are no financial covenants associated with the term loan or line of credit. The term loan is secured and collateralized with a money market account. The line of credit is secured with a personal guaranty from each of Stephen E. King and David J. Harrison. Both the line of credit and the term loan expire on April 28, 2006. The Company believes it can renegotiate a new line of credit at that time. The Company believes the line of credit along with the proceeds from the private unit offering and cash flow from operating activities will be sufficient to finance operations for a period of at least the next 12 months.

         Contractual Obligations. The Company leases office space with the lease expiring on November 30, 2005. As of June 30, 2005, the Company had no other material commitments or obligations.

         Off-Balance Sheet Items. The Company had no off-balance sheet items as of June 30, 2005.

         Related Party Transactions. In January 2005, Synova Healthcare, Inc. issued 1,000 shares of stock to Mr. Jeffrey Pelesh, an independent contractor, for accounting services. Mr. Pelesh has since become a member of the Company's board of directors.

         CRITICAL ACCOUNTING POLICES AND ESTIMATES

         The Company prepared its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions that the Company believes are reasonable are based upon the information available at the time the estimates or assumptions are made. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting polices which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

         Revenue Recognition. The Company sells its products to a number of leading national and regional retailers and wholesalers, both directly and through the services of external sales brokers.

         In accordance with the SEC's Staff Accounting Bulletin No. 104 (SAB
104) "Revenue Recognition," the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer has occurred, the price is fixed or determinable, and the sales revenues are considered collectible. Subject to these criteria, except with respect to customers that buy products on pay-on-scan terms, the Company recognizes revenue at the time merchandise is received by the customer.

         The Company recognizes pay-on-scan sales as revenues when it is notified of the customer's sales through weekly sales reports.

         Based on the monitoring of sales activity and the fact that all of the Company's major customers have reordered, the Company does not believe an allowance for product returns is necessary at this time because it does not expect any significant returns in the normal course of business. The Company will continue to monitor sales activity in the future to determine when and if an allowance is necessary.

         The Company treats temporary price reduction (TPR) programs, merchandising fees, co-op advertising and slotting expenses as a reduction of revenues. The Company records the liability when persuasive evidence exists that the Company and the customer or distributor have reached agreement and that an advertising action will result in an expense to it in the near future. The liability is maintained until the customer takes the deduction against payments due.

         Allowance for Doubtful Accounts. The Company makes estimates of potentially uncollectible customer accounts receivable. Its reserves are based on an analysis of individual customer and historical write-off experience. Its analysis includes the age of the receivable, creditworthiness and general economic conditions. The Company believes the results could be materially different if historical trends do not reflect actual results or if economic conditions worsen.

         Product Return Allowance. The Company has a formal policy for returns, solely for unsaleable product. The Company uses a return allowance procedure to issue authorizations to retailers to destroy damaged or expired product. This ensures that it can effectively govern and oversee the amounts and reasons for any return of unsaleable product.

     The method the Company uses to determine return exposure for unsaleable product in the distribution channel consists of analyzing the orders from its customers to ensure they correlate with the product movement at the point of sale. In order to do this effectively many different factors are considered, including:

1. Ex-factory Sales Analysis
     a. The Company assesses the size and frequency of the orders, by customer. The Company checks to make sure that the size and frequency of the order is in-line with its current channel estimates.

2. Point-of-Sale Analysis
         a. This information is actual sales information provided by its customers either directly or indirectly. The Company is currently using two different data sources.

3. Metric Analysis
   Using data obtained from similar customers the Company is able to reasonably estimate POS levels at a retailer that does not report sales. This is done by creating a metric such as estimated units sold per store/retailer. This is often validated via reports that can be obtained by request from the retailer.

3. Business Planning
   Each year the Company establishes a business plan for each customer. Sales estimates and co-operative advertising estimates are included. When the Company assesses inventory levels it also considers upcoming promotional activities and co-operative advertising initiatives which may cause increases in sales. For example, if a retailer is having a promotion to drive sales, it can reasonably expect based on prior history that they will order more product during that period. Similarly, historical evidence suggests that when the Company launches major marketing initiatives it causes sales to rise at the point of sale. This would diminish existing inventory in the channel and would require increased order activity by its customers.

     Using the above information, along with management guidance, the Company can readily determine exposure due to returns that may result from unsaleable product and record an allowance for product returns, if deemed necessary.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123(R) is effective for the first period ending after December 15, 2005 for a small business issuer.

ITEM 3. CONTROLS AND PROCEDURES.
         As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date it carried out its evaluation.

         Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.
None.

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5 -- OTHER INFORMATION.

         On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from September 2, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger is convertible, if their respective loans are not repaid in full at maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the twenty trading days preceding the maturity date.

         In connection with the loans, Tiger-Eye and Nussberger received a warrant to purchase 200,000 shares and 20,000 shares, respectively, of common stock at an exercise price of $2.50 per share. The warrants were immediately exercisable and expire two years from the issuance date. If the Company receives at least $1,500,000 of proceeds from the exercise of the warrants issued in connection with the March 2005 private placement, the Tiger-Eye and Nussberger loans must be prepaid prior to maturity. Tiger-Eye and Nussberger have the right under certain terms and conditions to have the shares underlying the warrants included in certain registration statements the Company files with the Securities and Exchange Commission ("SEC").

         If the closing price of the common stock for each of ten consecutive trading days exceeds $4.00 per share, and a registration statement has been filed and declared effective by the SEC covering the underlying warrant shares, the Company may redeem the Tiger-Eye and Nussberger warrants at a price equal to $.01 per warrant fifteen days after the delivery of notice of the same.


ITEM 6 -- EXHIBITS.
Exhibit 10.1-Form of Stock Option Agreement
Exhibit 31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Stephen E. King
-------------------------------------

Stephen E. King                                            Date: October 3, 2005
Chief Executive Officer

/s/ Robert Edwards
-------------------------------------

Robert Edwards                                             Date: October 3, 2005
Chief Financial Officer