Form 10QSB
period 2005-09-30
Synova Healthcare Group Inc
filed 2005-11-14
CIK 1316826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(MARK ONE)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER 000-51492


                          SYNOVA HEALTHCARE GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                        91-1951171
 ----------------------------------                 ---------------------------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

              1400 N. Providence Road, Suite 6010, Media, PA 19063
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  (610)565-7080
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2005, the number of shares of common stock, par value $.001, outstanding was 13,062,952.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

----------------------------------------------------------
Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

--------------------------------------------------------------------------------

                          SYNOVA HEALTHCARE GROUP, INC.

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                TABLE OF CONTENTS


ITEM NO.                                                                                             PAGE NO.
-------                                                                                              --------

PART 1            FINANCIAL INFORMATION

Item 1.           Financial Statements...................................................................3

Item 2.           Management's Discussion and Analysis or Plan of Operation.............................11

Item 3.           Controls and Procedures...............................................................18

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................19

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...........................19

Item 3.           Defaults Upon Senior Securities.......................................................19

Item 4.           Submission of Matters to a Vote of Security Holders...................................19

Item 5.           Other Information.....................................................................19

Item 6.           Exhibits..............................................................................19


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


ITEM 1. FINANCIAL STATEMENTS

                                SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                         September 30,2005       December 31, 2004
                                                                              Unaudited                Audited
ASSETS

Cash                                                                          $ 369,553                $ 10,554
Accounts Receivable                                                             282,381                  84,423
Inventory                                                                       444,974                 433,545
Prepaid Expenses                                                                261,040                  56,345
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                         $1,357,948                 584,867

Property and equipment-net                                                       29,997                  31,654

Deposits                                                                        254,127                   6,190

---------------------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                                 $1,642,072              $  627,711
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

Accounts Payable & Accrued Expenses                                           $ 770,264              $  927,334
Due to Shareholder                                                                                        2,275
Loans Payable                                                                   930,102                 475,000
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    $1,700,366              $1,404,609

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, no shares
outstanding                                                                           -                       -
Common Stock, $0.001 par value; 150,000,000 shares authorized;
12,937,952 and 5,889,905 issued and outstanding at September 30,
2005 and December 31, 2004                                                       12,938                   5,890
Additional Paid In Capital                                                    4,781,797               1,410,055
Accumulated Deficit                                                          (4,853,029)             (2,197,843)
---------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          $ (58,294)            $ ( 781,898)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                          $ 1,642,072             $   627,711
===============================================================================================================

See accompanying notes to consolidated financial statements

                          SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)

                                                        FOR THE THREE          FOR THE THREE
                                                         MONTHS ENDED            MONTHS ENDED
                                                      SEPTEMBER 30, 2005      SEPTEMBER 30, 2004

Net Sales                                                 $  103,063                $ 298,285
Cost of Goods Sold                                            43,345                   65,226
-------------------------------------------------------------------------------------------------
GROSS PROFIT                                              $   59,718                $ 233,059

Selling, general and administrative expenses                 993,600                  409,226
-------------------------------------------------------------------------------------------------

OPERATING LOSS                                            $ (933,882)               $(176,167)

Interest (income) expense                                     28,423                   17,713

-------------------------------------------------------------------------------------------------
NET LOSS                                                  $ (962,305)               $(193,879)
=================================================================================================

Basic and diluted loss per share                          $    (0.07)               $   (0.30)

Basic and diluted weighted average number of shares       12,937,952                  648,050


See accompanying notes to consolidated financial statements

                                  SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                               FOR THE NINE            FOR THE NINE
                                                               MONTHS ENDED            MONTHS ENDED
                                                            SEPTEMBER 30, 2005      SEPTEMBER 30, 2004

       Net Sales                                               $   215,753              $  484,138

       Cost of Goods Sold                                           95,948                 164,213
       ------------------------------------------------------------------------------------------------
       GROSS PROFIT                                            $   119,806              $  319,926

       Selling, general and admininstrative expenses             2,729,656               1,193,196

       ------------------------------------------------------------------------------------------------
       OPERATING LOSS                                          $(2,609,851)             $ (873,270)

       Interest (income) expense                                    45,335                  33,397
       ------------------------------------------------------------------------------------------------
       NET LOSS                                                $(2,655,186)             $ (906,667)
       ================================================================================================

       Basic and diluted loss per share                        $     (0.21)             $    (1.48)

       Basic and diluted weighted average number of
       shares                                                   12,429,059                 614,390



See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                                                        Total
                                                                         Additional                                  Stockholders'
                                                        Common            Paid-in              Accumulated              Equity
                                                        Stock             Capital                Deficit               (Deficit)
                                                       --------         ------------          -------------         --------------


Balance at December 31, 2004                       $        67            $1,415,878           $(2,197,843)            $(781,898)


Retroactive recapitalization                             5,823                (5,823)                    -                     -
                                                   -----------          ------------          ------------          ------------


Balance at January 1, 2005                               5,890             1,410,055            (2,197,843)             (781,898)


Issuance of common stock at merger                       3,000                (3,000)                    -                     -


Liabilities assumed upon merger                              -                (6,710)                    -                (6,710)


Issuance of common stock                                   179               146,821                     -               147,000


Issuance of common stock for services                       18                14,982                     -                15,000


Issuance of common stock for offering costs                351                 (351)                     -                     -


Issuance of common stock, private unit placement         3,500             2,782,600                     -             2,786,100


Issuance of warrants for services                            -               241,400                                     241,400

Issuance of warrants for deferred
loan interest                                               -                196,000                                     196,000

Net loss For the nine months ended September
30, 2005                                                     -                     -            (2,655,186)           (2,655,186)
                                                   -----------          ------------          ------------          ------------

Balance at September 30, 2005                          $12,938          $  4,781,797          $ (4,853,029)         $    (58,294)
                                                   ===========          ============          ============          ============


See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        FOR THE NINE            FOR THE NINE
                                                        MONTHS ENDED            MONTHS ENDED
                                                     SEPTEMBER 30, 2005      SEPTEMBER 30, 2004


CASH FLOW FROM OPERATING ACTIVITY:

Net Loss                                                 $(2,655,186)           $ (906,667)

ADJUSTMENTS TO RECONCILE TO NET LOSS TO CASH USED
IN OPERATING ACTIVITIES:

Amortization of Deffered Interest on loans                    21,778
Depreciation and amortization                                  6,124                 4,837
Issuance of Common Stock for service                          15,000                     -
Issuance of Warrants for service                             241,400                     -
Issuance of Warrants for deferred interest on loans          196,000
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT
 OF  MERGER:
Accounts Receivable                                         (197,958)              (54,536)
Inventory                                                    (11,428)                5,772
Prepaid expenses and other current assets                   (226,472)             (100,607)
Accounts Payable and accrued expenses                       (163,871)               86,972
--------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    $(2,774,613)           $ (964,228)
CASH FLOW FROM INVESTING ACTIVITY:
Deposits & deposits fro Biopad                           $  (247,937)
Cash Acquired in Merger                                           89
Purchases of property and equipment                           (4,467)           $   (2,132)
--------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    $  (252,315)           $   (2,132)

CASH FLOW FROM FINANCING ACTIVITY

Proceeds(Payment) of Debt                                $   452,827            $  460,000
Proceeds from issuance of common stock,
 net of costs                                              2,933,100               557,228
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                $ 3,385,927            $1,014,921

Net Increase(Decrease) in Cash                           $   358,999            $   50,929

Cash at the beginning of the period                           10,554                21,116
--------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                            $   369,553            $   72,045
--------------------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF CASH FLOWS:
Cash paid during the year for interest                   $    32,641
============================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:
Warrants Issued for deferred interest on loans           $   196,000
============================================================================================

============================================================================================



See accompanying notes to consolidated financial statements

                          SYNOVA HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Synova Healthcare Group, Inc. ("Synova") and its subsidiaries, Synova Healthcare, Inc. and Synova Pre-Natal Healthcare, Inc. (collectively, "Company"). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the Registration Statement of Synova originally filed on March 22, 2005, as amended and supplemented (the "Registration Statement"). Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Registration Statement should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and nine months ended September 30, 2005 may not be indicative of operating results expected for the full year.

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

Loss Per Share
The Company follows SFAS 128, "Earning per Share", resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three and nine months ended September 30, 2005 and 2004, the basic and diluted loss per share is the same, since the assumed conversion of the stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - REVERSE MERGER
Effective February 10, 2005, Synova Healthcare Group, Inc completed its merger. The merger was accounted for as a reverse acquisition by Synova Healthcare Group, Inc. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2005.


                                     FOR THE NINE
                                     MONTHS ENDING
                                  SEPTEMBER 30, 2005

Net Sales                              $215,753
Net Income                           (2,705,186)
Basic and Diluted Loss Per Share         $(0.22)

NOTE 3 - DEPOSITS

On September 23, 2005, the Company entered into a share purchase agreement to acquire a 25% interest in BioPad, Ltd. ("BioPad"). To date, Synova has paid $250,000 as a deposit to BioPad against the purchase price of $2,630,000. The transaction is expected to close on or about November 15, 2005. The agreements were entered into in connection with the distribution agreement previously entered into between the Company and BioPad relating to the distribution of fetal monitoring products.


NOTE 4 - LINE OF CREDIT AND TERM LOAN

On April 28, 2005, the Company closed on a term note of $475,000 and line of credit of $300,000 with Wachovia Bank. The term loan is for a period of one year and bears interest at 5.25%. The line of credit is for a period of one year and bears interest at prime, plus .50%. The term loan is secured and collateralized with a money market account. The line of credit is secured with a personal guaranty from each of Stephen E. King and David J. Harrison. The proceeds from the term loan satisfied the loan payable scheduled to mature May 1, 2005. The term loan utilization was $280,102 and $100,000 was drawn from the line of credit as of September 30, 2005.

On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures nine months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures nine months from September 2, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger is convertible, if their respective loans are not repaid in full at maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the twenty trading days preceding the maturity date.

NOTE 5 - STOCKHOLDERS' EQUITY

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

On February 10, 2005, the date of the merger, each stockholder of Synova Healthcare, Inc. received 8.75 shares of common stock in Synova Healthcare Group, Inc. for each share of Synova Healthcare, Inc. common stock. At that time, 735,766 shares of Synova Healthcare, Inc. common stock were converted into 6,437,952 shares of Synova Healthcare Group, Inc. common stock.

Upon the date of the merger, the Company commenced a private placement offering. On March 22, 2005, the Company closed the private placement offering by raising net proceeds of $2,786,100 for 3,500,000 units, each unit consisting of one share of common stock and a warrant to purchase .80 shares of common stock at a purchase price of $1.00 per unit. The warrants are exercisable by their holders at any time during the five-year period following their issuance, at a price of $2.00 per share (subject to adjustments) in cash at any time and through a "cashless exercise" by net share settlement after one year from the warrants' issuance date if there is no effective registration statement covering the resale of the common stock underlying the warrants by such date. The Company may call the warrants for redemption if the average trading price of its common stock exceeds $3.00 per share and the average trading volume of its common stock exceeds 33,333 shares per day for twenty (20) consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance.

OPTIONS
On or shortly after the effective date of the merger, the Company granted two executive officers non-qualified stock options to purchase up to 375,000 (subject to customary adjustments) shares of the Company's common stock at an exercise price of $0.25 per share. The stock options vest upon the Company meeting certain performance goals, as defined in the stock option agreement. The executives are required to exercise the stock options within 75 days after they become vested. As of September 30, 2005, none of the performance goals have been achieved. On September 30, 2005, the two executives forfeited all rights to these stock options.

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

On September 19, 2005, granted Robert Edwards, the Company's Chief Financial Officer, to receive an option to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share. Twenty-five percent of the options vest annually over each of the first four years of his employment on the anniversary date of his hire. The options are contingent on continued employment and expire September 15, 2016.

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

In August 2005, the Company issued warrants to purchase 220,000 shares exercisable at $2.50 per share. The warrants were issued pursuant to Section 4(2) of the Securities Act in exchange for services. The warrants are exercisable until August 2007. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized deferred loan interest expense of $196,000. The loan interest will be amortized over the term of the loan.

NOTE 6 - INCOME TAXES
There is no income tax benefit for the losses for the three and nine months ended September 30, 2005 and 2004 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7 - MAJOR CUSTOMER
The Company's largest customer accounted for $136,829 and $0 in gross revenue for the nine months ended September 30, 2005 and September 30, 2004, respectively, and approximately 48.4% of accounts receivable as of September 30, 2005.

NOTE 8 - SUBSEQUENT EVENTS
On October 3, 2005, the Company issued 125,000 shares of Common Stock to The Video Agency (TVA) as a part of a contract to provide various media services which include print, radio and television advertising mediums. The value of the stock at the day of issuance was $2.52 or $315,000.

On October 16, 2005 the Company granted one employee options to purchase up to 100,000 shares of the Company's common stock at a price of $2.68 per share. Twenty-five percent of the options vest annually over each of the first four years of his employment on the anniversary date of his hire. The options are contingent on continued employment and expire September 16, 2016.

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

         BUSINESS OVERVIEW

         The Company is an early stage company dedicated to the development and marketing of both over-the-counter ("OTC") and point-of-care ("POC") non-invasive medical diagnostic tests. The Company intends to focus its development efforts on products that offer consumers and healthcare professionals non-invasive diagnostics that rapidly and accurately diagnose and/or monitor the onset of health conditions. The Company's goal, where possible, is to supplant traditional invasive diagnostic testing, like blood tests, with less invasive, OTC or POC, diagnostic tests. The Company is committed to building a portfolio of such products.

         The Company's existing products, Menocheck(R) and MenocheckPro(TM) are respectively, in-home and in-office, non-invasive urine FSH tests for use in detecting and diagnosing the onset of menopause. Menocheck(R) is an OTC product that enables women to easily and accurately determine whether they have entered the menopause stage of their lives. Menocheck(R) is an easy to use product and functions in a manner similar to the OTC pregnancy tests that are commonly used today. MenocheckPro(TM) is an FDA approved diagnostic for POC testing that enables physicians to quickly and accurately determine whether their patients have entered menopause.

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

         Factors affecting the Company's results of operations for the third quarter of 2005 were related to its continued focus on driving revenue growth of Menocheck(R) and MenocheckPro(TM), and the accompanying promotional expenses associated with efforts directed toward increasing product awareness and adoption. During the third quarter of 2005, the Company also allocated resources toward the conclusion of efforts associated with the attainment of an effective registration statement with the SEC. These expenses included legal and accounting fees which aggregated approximately $120,764 for the third quarter and $224,246 for nine months ended Septmber 30, 2005. The Company also incurred expenses related to new business development over this period.

         Gross sales for the third quarter of 2005 were $198,424, and represented a 8% increase over the $183,093 of recorded gross sales in the immediate prior quarter (second quarter of 2005). Net sales in the third quarter of 2005 totaled $103,063 representing a $6,061 decrease over net sales recorded in the second quarter of 2005, which were $109,124.

         Through the third quarter of 2005, the Company continued to deploy co-operative advertising initiatives with its retailers in an effort to drive product sales throughout the third quarter and into 2005. The expense associated with this initiative totaled $89,533 and $216,211 for the three and nine months ended September 30, 2005 and was recorded as an offset against gross revenues. For the three and nine months ended September 30, 2005 gross sales were $198,424 and $460,884 respectively. The co-operative advertising initiatives consisted primarily of store or retailer specific advertising and coupon promotion. The Company also supported its products over the third quarter with other marketing and advertising initiatives, including a national radio advertising campaign which was supported by print advertising and direct mail initiatives. The Company is continuing to grow its brands, as well as this new product category. The Company believes its marketing related expenses which totaled $341,002 in the third quarter of 2005 and $1,257,357 through September 30, 2005, combined with the co-operative advertising have directly contributed to comparable gross sales for the quarter. In addition, the Company has initiated a sampling program called "free to check", which will start in conjunction with a national menopause awareness programs.

 New Business Development: Non-invasive Fetal Monitoring

         On September 9, 2005, the Company announced that its wholly owned subsidiary, Synova Pre-Natal Healthcare, Inc., had executed a distribution agreement with BioPad, Ltd. ("BioPad"), a research and development organization based in Israel. Under the agreement, BioPad will develop an innovative and non-invasive medical device that is expected to prove useful in the field of fetal monitoring. Synova Pre-Natal will become the exclusive distributor of the product in the initial territories of the United States, Canada and Mexico.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         Net Sales. Net sales consists of product sales, net of product returns and cooperative advertising. Net sales decreased $195,222 or 65%, to $103,063 for the three months ended September 30, 2005, from $298,285 for the three months ended September 30, 2004.

The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter (OTC). Net sales decreased $191,378 to $101,927 for the three months ended September 30, 2005 from $293,305 for the three months ended September 30, 2004.

         Point-of-Care (POC). Net sales decreased $3,844 to $1,136 for the three months ended September 30, 2005 from $4,980 for the three months ended September 30, 2004.

         Gross Profit. Gross profit decreased $173,341 to $59,718 for the three months ended September 30, 2005, from $233,059 for the three months ended September 30, 2004. Gross profit as a percentage of revenue (gross margin) decreased to 57.9 % for the three months ended September 30, 2005 from 78.1% for the three months ended September 30, 2004. The decrease in gross profits follows the decrease in net revenue. However, as a percentage of net sales, it is lower as a result of higher co-operative sales expenses in the quarter ended September 30, 2005.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $584,374 to $993,600 for the three months ended September 30, 2005 from $409,226 for the three months ended September 30, 2004. Included in selling, general and administrative expenses are three sub categories: selling and marketing expenses, personnel expenses and general and administrative expenses.

         Selling and marketing expenses increased $146,140 to $370,542 for the three months ended September 30, 2005 from $224,402 for the three months ended September 30, 2004. The increase in selling and marketing expenses was primarily driven by a radio advertising campaign directed at the OTC segment.

         Personnel expenses increased $42,869 to $162,095 for the three months ended September 30, 2005 from $119,226 for the three months ended September 30, 2004. The increase in personnel expenses was primarily the result of increased working personnel to six full-time employees for the three months ended September 30, 2005 as compared to three full-time employees for the three months ended September 30, 2004.

         General and administrative expenses increased $395,365 to $460,963 for the three months ended September 30, 2005 from $65,598 for the three months ended September 30, 2004. The increase in general and administrative expenses was driven by professional consulting expenses associated with the reverse merger acquisition, the filing of the Company's Registration Statement, the Biopad transaction and ongoing new business development.

         Operating Loss. As a result of the foregoing, the operating loss was $933,882 for the three months ended September 30, 2005 as compared with the operating loss of $176,167 for the three months ended September 30, 2004. The majority of the increase in the operating loss was attributable to the increase in selling, general and administrative expenses.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $962,305 for the three months ended September 30, 2005 as compared to a net loss of $193,879 for the three months ended September 30, 2004.

         NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         Net Revenue. Net Revenue for the nine months ended September 30, 2005 was $215,753 compared to $484,138 for the nine months ended September 30, 2004, a decrease of 55.5%. For the nine months ended September 30, 2004 sales were stronger than the same period in 2005 resulting from increasing points of retail distribution during that time period, combined with a number of successful marketing initiatives and co-operative advertising programs with major retailers. As the Company continues to implement its marketing plans with Menocheck(R) in the retail market and introduces MenocheckPro(TM) into the POC physician market, it anticipates that revenue will be comparable to or exceed 2004 levels. There can be no assurance, however, that the Company's revenue will increase to the extent it expects, or at all.

         The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter. Net sales decreased $306,523 to $171,597 for the nine months ended September 30, 2005 from $478,120 for the period ended September 30, 2004. For the nine months ended September 30, 2004, net sales were stronger than the same period in 2005, resulting from increasing points of retail distribution during that time period, versus the same period in 2005.

         Point-of-Care. Net Sales increased $38,138 to $44,156 for the nine months ended September 30, 2005 from $6,018 for the nine months ended September 30, 2004. The increase in net sales was a result of increased distribution of MenocheckPro(TM) into the professional healthcare market place.

          Gross Profit. Gross profit decreased to $119,806 for the nine months ended September 30, 2005, from $319,926 for the year ended September 30, 2004, a decrease of 62.5%. The decrease in gross profits follows a decrease in gross sales. Gross profit as a percentage of revenue (gross margin) decreased to 55.5% for the nine months ended September 30, 2005 from 66.0% for the nine months ended September 30, 2004. The decrease in gross margin percentage follows a increase in co-operative advertising as a percentage of total gross sales.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,536,461 to $2,729,657 for the nine months ended September 30, 2005 from $1,193,196 for the period ended September 30, 2004. Included in selling, general and administrative expenses are three sub categories: selling and marketing expenses, personnel expenses and general and administrative expenses.

         Selling and marketing expenses increased $690,949 to $1,330,455 for the nine months ended September 30, 2005 from $639,506 for the period ended September 30, 2004. The increase can be attributed to advertising and brokerage fees related to product sales.

         Personnel expenses increased $116,543 to $458,933 for the nine months ended September 30, 2005 from $342,390 for the period ended September 30, 2004. The increase in personnel expenses was the result of full year of operations for the twelve months ended September 30, 2004.

         General and administrative expenses increased $728,968 to $940,268 for the nine months ended September 30, 2005 from $211,300 for the period ended September 30, 2004. The increase in general and administrative expenses was driven by professional consulting expenses associated with the reverse merger acquisition, the filing of the Company's Registration Statement and ongoing new business development.

         Operating Loss. As a result of the foregoing, the operating loss was $2,609,851 for the nine months ended September 30, 2005, compared with the operating loss of $873,270 for the period ended September 30, 2004. The majority of the increased loss was attributable to the increase in selling, general and administrative expenses for the nine months ended September 30, 2005.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $2,655,408 for the nine months ended September 30, 2005, compared to a net loss of $906,667 for the period ended September 30, 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, the Company had $369,553 in cash on hand compared to $72,045 in cash on hand as of September 30, 2004. In addition the increase of $358,999 from December 31, 2004, resulted from proceeds received from the Company's 2005 private unit offering. As of December 31, 2004, the Company had a cash balance of $10,554.

         Based on its current operations, the Company believes that its available cash and its available borrowings under a new secured credit facility will be adequate to meet its liquidity needs for at least the next three months. The Company intends to seek additional sources of equity or debt capital. The Company cannot assure you, however, that its business will generate sufficient cash flows from operations or such sources of capital will be available to it in an amount sufficient to enable it to fund its liquidity needs.

         Operating Activity. The Company's operating activities used $2,774,613 for the nine months ended September 30, 2005 compared to $964,228 used for the nine months ended September 30, 2004. The $2,784,613 use of cash was primarily attributable to the operating loss of $2,655,186 for the nine months ended September 30, 2005, a decrease in accounts payable by $163,871 and an increase in accounts receivable and prepaid expenses and other current assets by $197,958 and $226,472 respectively. This was offset by the issuance of stock and warrants for services and deferred loan interest by $452,400.

         Investing Activities. The Company's capital expenditures for the nine months ended September 30, 2005 were $4,467 compared to capital expenditures and $250,000 for initial deposit for BioPad investment for the nine months ended September 30, 2004 of $2,132. The increase in capital expenditures is related to investing in computer and office equipment for working personnel increases for the nine months ended September 30, 2005.

         Financing Activities. Financing activities provided $3,385,927 for the nine months ended September 30, 2005, compared to cash provided of $1,014,921 for the nine months ended September 30, 2004. The increase in financing activity is related to the issuance of 20,502 shares (179,392 post-merger shares of Synova Healthcare Group, Inc.) of Synova Healthcare, Inc. stock for proceeds of $147,000. Also, $2,786,100 in net proceeds was provided from the private placement of 3,500,000 shares of the Company's common stock and warrants to purchase 2,800,000 shares of the Company's common stock. The total proceeds for both offerings was $ 2,933,100.

         Capital Resources. As of September 30, 2005, working capital was $(418,640) an increase of $401,102 from December 31, 2004. This increase is a result of the Company's 2005 private unit offering.

         On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures six months from August 31, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger is convertible, if their respective loans are not repaid in full at maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the twenty trading days preceding the maturity date.

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

         The Company has secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan is for a one-year term and bears interest at a rate of 5.25% per annum. The line of credit is also for a one-year term and bears interest at Wachovia Bank's prime rate, plus .50%. The interest rate under the line of credit was 6.50% as of June 20, 2005. There are no financial covenants associated with the term loan or line of credit. The term loan is secured and collateralized with a money market account. The line of credit is secured with a personal guaranty from each of Stephen E. King and David J. Harrison. Both the line of credit and the term loan expire on April 28, 2006. The Company believes it can renegotiate a new line of credit at that time. The Company believes the line of credit along with the proceeds from the March 2005 private unit offering and cash flow from operating activities will be sufficient to finance operations for a period of at least the next three months.

         Contractual Obligations. The Company leases office space with the lease expiring on November 30, 2005. As of September 30, 2005, the Company had no other material commitments or obligations.

         Off-Balance Sheet Items. The Company had no off-balance sheet items as of September 30, 2005.

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

4. Business Planning
   Each year the Company establishes a business plan for each customer. Sales estimates and co-operative advertising estimates are included. When the Company assesses inventory levels it also considers upcoming promotional activities and co-operative advertising initiatives which may cause increases in sales. For example, if a retailer is having a promotion to drive sales, it can reasonably expect based on prior history that they will order more product during that period. Similarly, historical evidence suggests that when the Company launches major marketing initiatives it causes sales to rise at the point of sale. This would diminish existing inventory in the channel and would require increased order activity by its customers.

     Using the above information, along with management guidance, the Company can readily determine exposure due to returns that may result from unsaleable product and record an allowance for product returns, if deemed necessary.


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation" to require all companies to expense the fair value of employee stock options. SFAS 123(R) is effective for the first period begining after December 15, 2005 for a small business issuer.


ITEM 3. CONTROLS AND PROCEDURES.
         As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors during the quarter, which could significantly affect internal controls subsequent to the date it carried out its evaluation.

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

ITEM 1 -- LEGAL PROCEEDINGS.
None.

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5 -- OTHER INFORMATION
None.

ITEM 6 -- EXHIBITS.
Exhibit 31.1-Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2-Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1- Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2- Section 1350 Certification of the Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Stephen E. King
-----------------------------------
Stephen E. King
Chief Executive Officer                               Date: November 14, 2005


/s/  Robert Edwards
-----------------------------------
Robert Edwards
Chief Financial Officer                                 Date: November 14,2005