Form 10QSB/A
period 2005-06-30
Synova Healthcare Group Inc
filed 2006-04-06
CIK 1316826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                  FORM 10-QSB/A

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

                                EXPLANATORY NOTE

         On March 17, 2006, Synova Healthcare Group, Inc., a Nevada corporation (the "Company"), filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") disclosing that it would be required to restate its unaudited financial statements as of and for the period ended June 30, 2005, which were contained in its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the "Original Form 10-QSB"), as filed with the SEC on October 3, 2005. The Company is filing this Amendment No. 1 on Form 10-QSB/A to
(i) restate its unaudited financial information originally filed in the Original Form 10-QSB, (ii) make other changes to the Original Form 10-QSB consistent with such restatement, and (iii) make other corrections and changes to such filing and to add certain exhibits thereto.

                          SYNOVA HEALTHCARE GROUP, INC.

                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A
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

PART 1     FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................3

Item 2.    Management's Discussion and Analysis or Plan of Operation.........11

Item 3.    Controls and Procedures...........................................19

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.................................................20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......20

Item 3.    Defaults Upon Senior Securities...................................20

Item 4.    Submission of Matters to a Vote of Security Holders...............20

Item 5.    Other Information.................................................20

Item 6.    Exhibits..........................................................21

ITEM 1. FINANCIAL STATEMENTS

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         June 30,2005     December 31, 2004
                                                                           Unaudited           Audited

ASSETS
Cash                                                                    $       825,308     $       10,554
Accounts Receivable                                                             270,186             84,423
Inventory                                                                       480,917            433,545
Prepaid Expenses                                                                127,856             56,345
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    $     1,704,167            584,867

Property and equipment-net                                                       32,088             31,654

Deposits                                                                          6,190              6,190

----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $     1,742,445     $      622,711
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Accounts Payable & Accrued Expenses                                     $       672,995     $      927,334
Due to Shareholder                                                                                   2,275
Loans Payable                                                                   397,508            475,000
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               $     1,070,503     $    1,404,609

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 50,000,000 shares authorized,
no shares outstanding                                                                 -                  -
Common Stock, $0.001 par value; 150,000,000 shares authorized;
12,937,952 and 5,889,905 issued and outstanding at June 30, 2005 and
December 31, 2004                                                                12,938              5,890
Additional Paid In Capital                                                    4,585,797          1,410,055
Accumulated Deficit                                                          (3,926,793)        (2,197,843)
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    $       671,942     $     (781,898)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $     1,742,445     $      622,711
==========================================================================================================


See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                       FOR THE THREE           FOR THE THREE
                                                        MONTHS ENDED            MONTHS ENDED
                                                       JUNE 30, 2005           JUNE 30, 2004
Net Sales                                             $       64,401         $       106,396
Cost of Goods Sold                                            26,956                  20,531
---------------------------------------------------------------------------------------------
GROSS PROFIT                                          $       36,069         $        85,865

Selling, general and administrative expenses                 797,824                 439,842

---------------------------------------------------------------------------------------------
OPERATING LOSS                                        $     (760,379)        $      (353,977)

Interest (income) expense                                      3,733                  17,592

---------------------------------------------------------------------------------------------
NET LOSS                                              $     (764,112)        $      (371,569)
=============================================================================================

Basic and diluted loss per share                      $        (0.06)        $         (0.57)

Basic and diluted weighted average number of shares       12,937,952                 648,050




See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE SIX             FOR THE SIX
                                                        MONTHS ENDED            MONTHS ENDED
                                                       JUNE 30, 2005           JUNE 30, 2004
Net Sales                                             $       67,967         $       185,853
Cost of Goods Sold                                            43,949                  98,986
---------------------------------------------------------------------------------------------
GROSS PROFIT                                          $       24,018         $        86,867

Selling, general and admininstrative expenses              1,736,056                 783,971

---------------------------------------------------------------------------------------------
OPERATING LOSS                                        $   (1,712,038)        $      (697,104)

Interest (income) expense                                     16,912                  15,684

---------------------------------------------------------------------------------------------
NET LOSS                                              $   (1,728,950)        $      (712,788)
=============================================================================================

Basic and diluted loss per share                      $        (0.14)        $        (1.16)

Basic and diluted weighted average number of shares       11,994,608                 614,390







See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         SIX MONTHS ENDED JUNE 30, 2005

                                                                Additional                                       Total
                                              Common             Paid-in               Accumulated           Stockholders'
                                              Stock              Capital                 Deficit            Equity (Deficit)
                                            -----------        ------------           -------------         ---------------
Balance at December 31, 2004                $        67        $  1,415,878           $  (2,197,843)         $   (781,898)

Retroactive recapitalization                      5,823              (5,823)                      -                     -
                                            -----------        ------------           -------------          ------------

Balance at January 1, 2005                        5,890           1,410,055              (2,197,843)             (781,898)

Issuance of common stock at merger                3,000              (3,000)                      -                     -

Liabilities assumed upon merger                       -              (6,710)                      -                (6,710)

Issuance of common stock                            179             146,821                       -               147,000

Issuance of common stock for services                18              14,982                       -                15,000

Issuance of common stock for offering
costs                                               351                (351)                      -                     -

Issuance of common stock, private unit
placement                                         3,500           2,782,600                       -             2,786,100

Issuance of warrants for services                     -             241,400                                       241,400

Net loss for the six months ended June
30, 2005                                              -                   -              (1,728,950)           (1,692,881)
                                            -----------        ------------           -------------          ------------
Balance at June 30, 2005                    $    12,938        $  4,585,797           $  (3,926,793)         $    671,942
                                            ===========        ============           =============          ============


See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                                   (UNAUDITED)

                                                                    FOR THE SIX        FOR THE SIX
                                                                    MONTHS ENDED       MONTHS ENDED
                                                                   JUNE 30, 2005      JUNE 30, 2004
CASH FLOW FROM OPERATING ACTIVITY:

Net Loss                                                          $   (1,782,950)    $     (712,788)

ADJUSTMENTS TO RECONCILE TO NET LOSS TO CASH USED
IN OPERATING ACTIVITIES:
Depreciation and amortization                                              4,033              2,419
Issuance of Common Stock for service                                      15,000                  -
Issuance of Warrants for service                                         241,400                  -

CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT OF  MERGER:
Accounts Receivable                                                     (185,663)           (19,747)
Inventory                                                                (47,372)           (53,280)
Prepaid expenses and other current assets                                (71,511)           (19,779)
Accounts Payable and accrued expenses                                   (261,138)           (58,827)
-----------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             $   (2,034,201)    $     (862,002)

CASH FLOW FROM INVESTING ACTIVITY:

Cash Acquired in Merger                                           $           89
Purchases of property and equipment                                       (4,467)    $            -
-----------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                             $       (4,378)    $            -

CASH FLOW FROM FINANCING ACTIVITY

Proceeds (Payment) of Debt                                        $      (79,767)    $      460,000
Proceeds from issuance of common stock, net of costs                   2,933,100            554,921
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         $    2,853,333     $    1,014,921

Net Increase (Decrease) in Cash                                   $      814,754     $      152,919

Cash at the beginning of the period                                       10,554             21,116

-----------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                                     $      825,308     $      174,035
=====================================================================================================

See accompanying notes to consolidated financial statements

                          SYNOVA HEALTHCARE GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by Synova Healthcare Group, Inc. ("Synova") and its subsidiaries (collectively, "Company"). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the Registration Statement of Synova originally filed on March 22, 2005, as amended and supplemented (the "Registration Statement"). Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the Registration Statement should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three months and six months ended June 30, 2005 may not be indicative of operating results expected for the full year.

Restatement to Reflect the Correction of an Error
The Company has restated its financial statements as of June 30, 2005 and for the three and six months then ended to reflect the correction of an error. The Company recorded revenue upon shipment of product to a major retail customer under an arrangement whereby the customer has the right to return to the Company any product that is not sold or otherwise fails to meet the customer's sales expectations. The customer's obligation to the Company is therefore contingent upon the customer's resale of the product and such shipments are not recognizable as revenue under SFAS No. 48. Accordingly, the Company has restated its financial statements to properly record revenue in the period that ownership of the products was accepted by the customer. The net effect of the restatement is a reduction in net revenues of $44,723 and $44,723, respectively, for the three and six months ended June 30, 2005, an increase in net loss of $36,069 and $36,069, respectively, for the three and six months ended June 30, 2005, and an increase in loss per share assuming no dilution of $.01 and $.00, respectively, for the three and six months ended June 30, 2005.

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

Loss Per Share
The Company follows SFAS 128, "Earnings per Share", resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations include the change in capital structure for all periods presented. For the three and six months ended June 30, 2005 and 2004, the basic and diluted loss per share is the same, since the assumed conversion of the stock options and warrants would be antidilutive because the Company experienced a net loss for such periods.

NOTE 2 - REVERSE MERGER
Effective February 10, 2005, Synova Healthcare Group, Inc completed its merger. The merger was accounted for as a reverse acquisition by Synova Healthcare Group, Inc. The following pro forma consolidated statements of operations assume the merger was effective January 1, 2005.

                                      FOR THE SIX
                                     MONTHS ENDING
                                     JUNE 30, 2005

Net Sales                               $ 67,967

Net Income                            (1,778,950)

Basic and Diluted Loss Per Share          $(0.15)

NOTE 3 - LINE OF CREDIT AND TERM LOAN

On April 28, 2005, the Company closed on a term note of $475,000 and line of credit of $300,000 with Wachovia Bank. The term loan is for a period of one year and bears interest at 5.25%. The line of credit is for a period of one year and bears interest at prime, plus .50%. These obligations are secured and collateralized with a money market account and certain other assets of the Company and are guaranteed by each of Stephen E. King and David J. Harrison. The proceeds from the term loan satisfied the loan payable which matured on May 1, 2005. The term loan utilization was $397,508 and no amounts were drawn from the line of credit as of June 30, 2005.


NOTE 4 - STOCKHOLDERS' EQUITY
COMMON STOCK

In January 2005, the Company issued 17,500 shares of common stock in exchange for professional services. The Company recognized consulting expenses of $15,000.

In January 2005, the Company sold 179,392 shares of its common stock and received net proceeds of $147,000.

In January 2005, the Company issued 351,155 shares of common stock in exchange for commissions associated with the private placement offering of 3,500,000 shares of common stock. The Company recognized offering costs of $300,900 in connection with this issuance.

On February 10, 2005, as part of the merger with Synova Healthcare, each holder of Synova Healthcare stock received 8.75 shares of the Company's common stock for each share of Synova Healthcare common stock. At this time, 735,766 shares of Synova Healthcare common stock were converted into 6,437,952 shares of the Company's common stock, and options and warrants to purchase in the aggregate approximately 64,234 shares of Synova Healthcare common stock were converted into the right to receive 562,048 shares of the Company's common stock. The exercise price of each warrant and option was also adjusted accordingly.

Upon the date of the merger, the Company commenced a private placement of units, with each unit having a purchase price of $50,000 and consisting of 50,000 shares of common stock and a warrant to purchase 40,000 shares of common stock at an exercise price of $2.00 per share, subject to adjustment. The warrants are exercisable at any time by their holders at any time during the five-year period following their issuance. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the average trading price of its common stock exceeds $3.00 per share and the average trading volume of its common stock exceeds 33,333 shares per day for each of 20 consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. On March 22, 2005, the Company closed the private placement offering by selling 70 units and receiving proceeds of $2,786,100, net of offering costs of $300,900. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants.

Upon the closing of the private placement of units in connection with the merger, the Company also paid to each of the placement agents engaged in connection with such offering a five-year option to purchase up to 3.5 units sold in the offering at an exercise price of $50,000 per unit. The units have the same exercise and other terms as those sold in the private placement. The warrants that may be received upon the exercise of the unit purchase option may be exercised for five years from the date of the unit purchase option. The placement agents received registration rights for all shares of common stock underlying these options.

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

On April 26, 2005, the Company granted to each of its four non-employee directors a non-qualified stock option under the Incentive Plan to purchase up to 25,000 shares of common stock at an exercise price of $1.82 per share. These options vest on February 10, 2006 and expire on April 26, 2015.

Also on April 26, 2005, the Company granted to an employee a non-qualified option under the Incentive Plan to purchase up to 12,500 shares of the Company's common stock at an exercise price of $1.82 per share. The option vests on March 1, 2006 and expires on April 26, 2015.

WARRANTS

On January 12, 2005, the Company issued warrants to purchase in the aggregate 255,270 shares of common stock in exchange for services. Of these, a warrant to purchase 226,625 shares has an exercise price of $0.00044 per share, warrants to purchase 10,710 shares have an exercise price of $0.0011 per share, and a warrant to purchase 17,935 shares has an exercise price of $0.86 per share. These warrants are exercisable until January 12, 2015. In accordance with the fair value method as described in SFAS No. 123, the Company recognized professional consulting expenses of $241,400 in connection with the issuance of these warrants.

As part of the units sold in the March 22, 2005 private placement described under "Common Stock" above, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. The terms of these warrants are summarized above in "Common Stock."

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


Effective September 19, 2005, the Company entered into an employment agreement with Robert Edwards, under which Mr. Edwards will serve as the Company's Chief Financial Officer, effective on September 19, 2005. Also, Mr. Edwards received an option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.50 per share. Twenty-five percent of the options vest annually over each of the first four years of his employment on the anniversary date of his hire. The options are contingent on continued employment and expire on September 19, 2015.

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

Pursuant to the terms and conditions of the share purchase agreement, Synova Pre-Natal agreed to purchase ordinary shares constituting twenty-five percent (25%) of the issued and outstanding ordinary shares of BioPad on a fully diluted basis (excluding options that may be granted to employees of BioPad in an amount equal to up to ten percent (10%) of the issued and outstanding ordinary shares of BioPad) for an aggregate purchase price of $2,630,000 in several closings commencing on November 15, 2005 and conditioned upon BioPad's satisfaction of certain operational milestones. Pursuant to the terms of the shareholders agreement, Synova Pre-Natal will be granted certain rights with respect to the ordinary shares, including a pre-emptive right on future issuances of equity securities by BioPad, a right of first refusal on transfers of ordinary shares by shareholders of BioPad and a co-sale right to sell the ordinary shares of BioPad in the event that the shareholders holding a majority of the outstanding ordinary shares of BioPad elect to sell their shares. Synova Pre-Natal will be required to sell its ordinary shares in the event that the shareholders holding sixty-six and two-thirds percent (66.7%) of the outstanding ordinary shares of BioPad elect to sell their shares. The ordinary shares acquired by Synova Pre-Natal will have piggyback registration rights. Under the terms of the shareholders agreement, Synova Pre-Natal is entitled to appoint twenty-five percent (25%) of the directors serving on BioPad's board of directors and to receive certain financial and operational information relating to BioPad periodically. If Synova is unable to purchase the full amount of ordinary shares of BioPad, then BioPad has certain rights which may allow BioPad to terminate the distribution agreement between BioPad and Synova Pre-Natal. To date, Synova has paid $250,000 to BioPad against the purchase price of $2,630,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

         On January 13, 2005, the Company entered into a merger agreement with Synova Healthcare, Inc. In connection with the merger, on January 12, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, the Company's wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger. The merger has been accounted for as a reverse purchase acquisition because former stockholders of Synova Healthcare, Inc. obtained a majority of the outstanding shares of the Company's common stock in connection with the merger. The accompanying consolidated financial statements of the Company reflect the historical results of Synova Healthcare, Inc. The description of the Company's business in this Management's Discussion and Analysis of Financial Condition and Results of Operations is the business previously conducted and to be conducted by Synova Healthcare, Inc.

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

         Gross sales for the second quarter of 2005 were $138,370, and represented a 46% increase over the $94,474 of recorded gross sales in the immediate prior quarter (first quarter of 2005). Net sales in the second quarter of 2005 totaled $64,401 representing a $60,837 increase over net sales recorded in the first quarter of 2005, which was $3,564. See below for further details affecting first quarter 2005 net sales.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         Net Sales. Net sales consists of product sales, net of product returns and cooperative advertising. Net sales decreased $41,995, or 39.5%, to $64,401 for the three months ended June 30, 2005, from $106,396 for the three months ended June 30, 2004.

The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter (OTC). Net sales decreased $76,551 to $28,852 for the three months ended June 30, 2005 from $105,403 for the three months ended June 30, 2004. The decrease in net sales was mainly the result of the establishment of a reserve for returns and allowances of $15,000 being recorded and lower gross sales.

         Point-of-Care (POC). Net sales increased $34,556 to $35,549 for the three months ended June 30, 2005 from $993 for the three months ended June 30, 2004. The increase in net sales was a result of increased distribution of MenocheckPro(TM) into the professional healthcare market place.

         Gross Profit. Gross profit decreased $49,796 to $36,609 for the three months ended June 30, 2005, from $85,865 for the three months ended June 30, 2004. Gross profit as a percentage of revenue (gross margin) decreased to 56.0% for the three months ended June 30, 2005 from 80.7% for the three months ended June 30, 2004. The decrease in gross profits follows the decrease in net revenue. However, as a percentage of net sales, it is lower as a result of the establishment of a reserve for returns and allowances of $15,000 being recorded in the quarter ended June 30, 2005.

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

         Operating Loss. As a result of the foregoing, the operating loss was $760,379 for the three months ended June 30, 2005 as compared with the operating loss of $353,977 for the three months ended June 30, 2004. The majority of the increase in the operating loss was attributable to the increase in selling, general and administrative expenses.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $764,112 for the three months ended June 30, 2005 as compared to a net loss of $371,569 for the three months ended June 30, 2004.

         SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30,
         2004

         Net Revenue. Net Revenue for the six months ended June 30, 2005 was $67,967 compared to $185,853 for the six months ended June 30, 2004, a decrease of 63%. For the six months ended June 30, 2004 sales were stronger than the same period in 2005 as a result of a number of successful marketing initiatives and co-operative programs with major retailers. As the Company continues to implement its marketing plans with Menocheck(R) in the retail market and introduces MenocheckPro(TM) into the POC physician market, it anticipates that revenue will increase over 2005. There can be no assurance, however, that its revenue will increase to the extent it expects, or at all.

         The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter. Net sales decreased $159,868 to $24,947 for the six months ended June 30, 2005 from $184,815 for the period ended June 30, 2004. The decrease in sales is due to a number of successful marketing initiatives and co-operative programs with major retailers during the first six months of 2004 when comparing the six months ended June 30, 2005.

         Point-of-Care. Net Sales increased $41,982 to $43,020 for the six months ended June 30, 2005 from $1,038 for the three months ended June 30, 2004. The increase in net sales was a result of increased distribution of MenocheckPro(TM) into the professional healthcare market place.

         Gross Profit. Gross profit decreased to $24,018 for the six months ended June 30, 2005, from $86,867 for the year ended June 30, 2004, a decrease of 72%. The decrease in gross profits follows a decrease in gross sales and the establishment of a new reserve for returns and damaged products. Gross profit as a percentage of revenue (gross margin) decreased to 35.3% for the six months ended June 30, 2005 from 46.7% for the six months ended June 30, 2004. The decrease in gross margin percentage follows an increase in co-operative advertising as a percentage of total gross sales.

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

         Operating Loss. As a result of the foregoing, the operating loss was $1,712,038 for the six months ended June 30, 2005, compared with the operating loss of $697,104 for the period ended June 30, 2004. The majority of the increased loss was attributable to the increase in selling, general and administrative expenses for a full year for the twelve months ended June 30, 2005.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $1,728,950 for the six months ended June 30, 2005, compared to a net loss of $712,788 for the period ended June 30, 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, the Company had $825,308 in cash on hand compared to $174,035 in cash on hand as of June 30, 2004, an increase of $814,754 from December 31, 2004. The increase resulted from proceeds received from the Company's 2005 private unit offering. As of December 31, 2004, the Company had a cash balance of $10,554.

         Based on its current operations, the Company believes that its available cash and its available borrowings under a new credit facility will be adequate to meet its liquidity needs for at least the next twelve months. The Company cannot assure you, however, that its business will generate sufficient cash flows from operations or that future borrowings will be available to it in an amount sufficient to enable it to fund its liquidity needs.

         Operating Activity. The Company's operating activities used $2,034,201 for the six months ended June 30, 2005 compared to $862,002 used for the six months ended June 30, 2004. The $2,034,201 use of cash was primarily attributable to the operating loss of $1,782,950 for the six months ended June 30, 2005, a decrease in accounts payable and accrued expenses by $261,138 and an increase in accounts receivable by $185,663 offset by the issuance of stock and warrants for services by $256,400.

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

         In connection with the loans, Tiger-Eye and Nussberger received a warrant to purchase 200,000 shares and 20,000 shares, respectively, of common stock at an exercise price of $2.50 per share. The warrants were immediately exercisable and expire two years from the issuance date. If the Company receives at least $1,500,000 of proceeds from the exercise of the warrants issued in connection with the March 2005 private placement, the Tiger-Eye and Nussberger loans must be prepaid prior to maturity. Tiger-Eye and Nussberger have the right under certain terms and conditions to have the shares underlying the warrants included in certain registration statements the Company files with the SEC.

         If the closing price of the common stock for each of ten consecutive trading days exceeds $4.00 per share, and a registration statement has been filed and declared effective by the SEC covering the underlying warrant shares, the Company may redeem the Tiger-Eye and Nussberger warrants at a price equal to $.01 per warrant fifteen days after the delivery of notice of the same.

The Company has secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan is for a one-year term and bears interest at a rate of 5.25% per annum. The line of credit is also for a one-year term and bears interest at Wachovia Bank's prime rate, plus .50%. The interest rate under the line of credit was 6.50% as of June 20, 2005. There are no financial covenants associated with the term loan or line of credit. These obligations are secured and collateralized with a money market account and certain other assets of the Company and guaranteed by each of Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer. Both the line of credit and the term loan expire on April 28, 2006. The Company believes it can renegotiate a new line of credit at that time. The Company believes the line of credit along with the proceeds from the private unit offering and cash flow from operating activities will be sufficient to finance operations for a period of at least the next 12 months.

         Contractual Obligations. The Company leases office space with the lease expiring on November 30, 2005. As of June 30, 2005, the Company had no other material commitments or obligations.

         Off-Balance Sheet Items. The Company had no off-balance sheet items as of June 30, 2005.

         Related Party Transactions. In January 2005, Synova Healthcare, Inc. issued 8,750 shares of stock to Mr. Jeffrey Pelesh, an independent contractor, for accounting services. Mr. Pelesh has since become a member of the Company's board of directors.


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

         Based on the monitoring of sales activity and the fact that all of the Company's major customers have reordered, the Company has provided an allowance for product returns based on an estimate using current return experience. The Company will continue to monitor sales activity in the future to determine if an adjustment to the allowance is necessary.

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

ITEM 3. CONTROLS AND PROCEDURES.

         In connection with the filing of the Original Form 10-QSB with the SEC on October 3, 2005, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005 (the "Disclosure Controls Evaluation"). Based upon the Disclosure Controls Evaluation performed at that time, the Company's Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the Securities and Exchange Commission's rules and forms. Officers of the Company also concluded that disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e). The Company's Chief Executive Officer and Chief Financial Officer believed that this conclusion was accurate when it was originally made.

         However, on March 14, 2006, after consultation among management, the Company's Audit Committee and the Company's independent registered public accounting firm, the Company concluded that its previously issued financial statements at and for the six months ended June 30, 2005 and the nine months ended September 30, 2005 should no longer be relied upon because of an error in recording and recognizing net revenues. Management had concluded that during these periods, the Company incorrectly recorded revenue upon shipment of product to a new major retail customer and that it should have appropriately recorded revenue upon resale of the product by the new customer. In light of these issues, management believed that a restatement of these financial statements was required, and, after further consultations, the Company's Audit Committee and independent registered public accounting firm concurred with the Company's conclusion. In the process of amending the Original Form 10-QSB to restate these financial statements, the Company became aware of certain information which was required to be included in the Original Form 10-QSB but had been omitted therefrom.

         Upon review of all of the foregoing and after further evaluation by the Company's management, the Chief Executive Officer and Chief Financial Officer can no longer conclude that, as of June 30, 2005, the Company's disclosure controls and procedures were effective as stated above. The Company is in the process of correcting these deficiencies, as it has since hired a Chief Financial Officer to provide better control of and oversight as to the financial reporting function. The Company is also in the process of developing disclosure procedures which will allow information about material Company events to be channeled to appropriate management decision makers, and to permit ultimate decisions regarding SEC reporting of material information and the preparation of such reports to be made within the time frames required by the SEC's rules and forms. The Company is also taking the following steps with respect to preventing future revenue recognition errors.

         o The Company has retained an outside accounting firm which will provide significant strength to the Company's internal auditing function, including establishing and documenting appropriate internal controls and a customer contract review process.

         o All new customer contracts will be reviewed and approved by the Chief Executive Officer, the President and the Chief Financial Officer, and clear determination will be made as to the proper revenue recognition of each contract prior to approval.

         o The Company will periodically review all customer accounts to determine which accounts are delinquent and whether the existing revenue payment and receipt policies for those accounts should be adjusted or revised.

         o All new customer contracts will be reviewed by the outside accounting firm retained by the Company to assist the Company with its internal audit functions prior to the completion of the Company's quarterly and annual financial statements, and the Company will obtain a confirmation from such outside accounting firm that all revenue recognition methodologies comply with Staff Accounting Bulletin No. 104, "Revenue Recognition."

         Management believes that this plan to address these deficiencies, when fully implemented and completed, will remediate these deficiencies, although the Company cannot provide complete assurance that this in fact will occur. The Company will continue to assess the adequacy and appropriateness of these actions and adjust its remediation plan as needed or to reflect changes in its business. The Company cannot be certain when these deficiencies will ultimately be remediated, if at all, and the Company expects that it will need a period of time over which to demonstrate that its disclosure controls are functioning appropriately to conclude that the Company has adequately remediated the deficiency. Any failure to implement and maintain improvements in the Company's disclosure and internal controls could cause it to fail to meet its reporting obligations under SEC rules and regulations. Any failure to improve these controls to address the identified deficiencies (or any other deficiencies which have not been identified) could also cause investors to lose confidence in the Company's reported financial information, which could have a negative impact on the trading price of the Company's common stock.

         Other than as stated above, there has been no change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.
None.

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On April 26, 2005, the Company issued options to purchase in the aggregate up to 112,500 shares of common stock at an exercise price of $1.82 per share to four non-employee directors and one employee. The options were issued under the Company's 2005 Equity Incentive Plan. All of these options will have been completely vested by March 1, 2006 and will expire on April 26, 2015.

         Offers and sales of securities in this offering were effected without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereunder as the subject securities were sold to a limited group of persons, each of whom was believed to have been (i) either an accredited investor or a sophisticated investor at the time of the sale and had a pre-existing business or personal relationship with us and our management and
(ii) purchasing the securities for investment without a view to resale or further distribution. Restrictive legends stating that the securities may not be offered and sold absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities and/or agreements relating thereto. The Company believes that no form of general solicitation or general advertising was made in connection with the offer or sale of these securities.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 27, 2005, the Company held its 2005 Annual Meeting of Stockholders. There were three items submitted to a vote of the Company's stockholders at this meeting: (i) the election of six director nominees, (ii) the adoption of the Company's Amended and Restated Bylaws, and (iii) the approval of the Company's 2005 Equity Incentive Plan.

         All six directors of the Company were nominated for election as such. The director nominees, Patricia Campbell, Joseph S. Ferroni, David Harrison, Stephen E. King, Jeffrey N. Pelesh and Eric A. Weiss were each elected at this meeting, each to serve for a term of one year and until the director's successor is elected and qualified.

         Each of the other matters brought before this annual meeting of stockholders were approved by the requisite vote of the stockholders of the Company. Specific stockholder vote tallies at this meeting were not retained.

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

ITEM 6 -- EXHIBITS.

Exhibit No.       Description of Exhibit
-----------       ----------------------

10.1              Form of Stock Option Agreement (1)
10.2              Synova Healthcare Group, Inc. 2005 Equity Incentive Plan (2)
10.3 Security Agreement, dated as of April 28, 2005 by and between Synova Healthcare, Inc. and Wachovia Bank, National Association (2)
10.4 Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association (3)
10.5 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., Stephen E. King and Wachovia Bank, National Association (3)
10.6 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., David Harrison and Wachovia Bank, National Association (3)
10.7 Promissory Note, dated as of April 28, 2005, issued by Synova Healthcare, Inc. as maker. (3)
31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Section 1350 Certification of the Chief Executive Officer
32.2              Section 1350 Certification of the Chief Financial Officer

---------------------------
(1) Filed as an exhibit to Synova Healthcare Group, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed with the SEC on October 3, 2005 (File No. 0-51492).
(2) Filed as an exhibit to Synova Healthcare Group, Inc.'s Registration Statement on Form SB-2 (File No. 333-123498), as filed with the Securities and Exchange Commission on May 13, 2005.
(3) Filed as an exhibit to Synova Healthcare Group, Inc.'s Registration Statement on Form SB-2 (File No. 333-123498), as filed with the Securities and Exchange Commission on June 24, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Stephen E. King
-------------------------------------

Stephen E. King                                            Date: April 5, 2006
Chief Executive Officer

/s/ Robert L. Edwards
-------------------------------------

Robert L. Edwards                                          Date: April 5, 2006
Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.       Description of Exhibit
-----------       ----------------------

10.1              Form of Stock Option Agreement (1)
10.2              Synova Healthcare Group, Inc. 2005 Equity Incentive Plan (2)
10.3 Security Agreement, dated as of April 28, 2005 by and between Synova Healthcare, Inc. and Wachovia Bank, National Association (2)
10.4 Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association (3)
10.5 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., Stephen E. King and Wachovia Bank, National Association (3)
10.6 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., David Harrison and Wachovia Bank, National Association (3)
10.7 Promissory Note, dated as of April 28, 2005, issued by Synova Healthcare, Inc. as maker. (3)
31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Section 1350 Certification of the Chief Executive Officer
32.2              Section 1350 Certification of the Chief Financial Officer

---------------------------
(1) Filed as an exhibit to Synova Healthcare Group, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed with the SEC on October 3, 2005 (File No. 0-51492).
(2) Filed as an exhibit to Synova Healthcare Group, Inc.'s Registration Statement on Form SB-2 (File No. 333-123498), as filed with the Securities and Exchange Commission on May 13, 2005.
(3) Filed as an exhibit to Synova Healthcare Group, Inc.'s Registration Statement on Form SB-2 (File No. 333-123498), as filed with the Securities and Exchange Commission on June 24, 2005.