Form 10QSB/A
period 2005-09-30
Synova Healthcare Group Inc
filed 2006-04-06
CIK 1316826

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

----------------------------------------------------------
Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         On March 17, 2006, Synova Healthcare Group, Inc., a Nevada corporation (the "Company"), filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") disclosing that it would be required to restate its unaudited financial statements as of and for the period ended September 30, 2005, which were contained in its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 (the "Original Form 10-QSB"), as filed with the SEC on November 14, 2005. The Company is filing this Amendment No. 1 on Form 10-QSB/A to (i) restate its unaudited financial information originally filed in the Original Form 10-QSB, (ii) make other changes to the Original Form 10-QSB consistent with such restatement, and (iii) make other corrections and changes to such filing and to add certain exhibits thereto.

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

PART 1            FINANCIAL INFORMATION

Item 1.           Financial Statements...................................................................3

Item 2.           Management's Discussion and Analysis or Plan of Operation.............................11

Item 3.           Controls and Procedures...............................................................18

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................20

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...........................20

Item 3.           Defaults Upon Senior Securities.......................................................20

Item 4.           Submission of Matters to a Vote of Security Holders...................................20

Item 5.           Other Information.....................................................................20

Item 6.           Exhibits..............................................................................20



ITEM 1. FINANCIAL STATEMENTS

                                SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                                         September 30,2005       December 31, 2004
                                                                              Unaudited                Audited
ASSETS

Cash                                                                          $ 369,553                $ 10,554
Accounts Receivable                                                             193,499                  84,423
Inventory                                                                       462,172                 433,545
Prepaid Expenses                                                                261,040                  56,345
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                         $1,286,264                 584,867

Property and equipment-net                                                       29,997                  31,654

Deposits                                                                        254,127                   6,190

---------------------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                                 $1,570,388              $  622,711
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

Accounts Payable & Accrued Expenses                                           $ 770,264              $  927,334
Due to Shareholder                                                                                        2,275
Loans Payable                                                                   930,102                 475,000
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    $1,700,366              $1,404,609

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, no shares
outstanding                                                                           -                       -
Common Stock, $0.001 par value; 150,000,000 shares authorized;
12,937,952 and 5,889,905 issued and outstanding at September 30,
2005 and December 31, 2004                                                       12,938                   5,890
Additional Paid In Capital                                                    4,781,797               1,410,055
Accumulated Deficit                                                          (4,924,713)             (2,197,843)
---------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         $ (129,978)            $ ( 781,898)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                          $ 1,570,388             $   622,711
===============================================================================================================

See accompanying notes to consolidated financial statements

                          SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)

                                                        FOR THE THREE          FOR THE THREE
                                                         MONTHS ENDED            MONTHS ENDED
                                                      SEPTEMBER 30, 2005      SEPTEMBER 30, 2004

Net Sales                                                 $   58,904                $ 298,285
Cost of Goods Sold                                            34,801                   65,226
-------------------------------------------------------------------------------------------------
GROSS PROFIT                                              $   24,103                $ 233,059

Selling, general and administrative expenses                 993,600                  409,226
-------------------------------------------------------------------------------------------------

OPERATING LOSS                                            $ (969,497)               $(176,167)

Interest (income) expense                                     28,423                   17,713

-------------------------------------------------------------------------------------------------
NET LOSS                                                  $ (997,920)               $(193,879)
=================================================================================================

Basic and diluted loss per share                          $    (0.08)               $   (0.30)

Basic and diluted weighted average number of shares       12,937,952                  648,050


See accompanying notes to consolidated financial statements

                                  SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)

                                                               FOR THE NINE            FOR THE NINE
                                                               MONTHS ENDED            MONTHS ENDED
                                                            SEPTEMBER 30, 2005      SEPTEMBER 30, 2004

       Net Sales                                               $   126,871              $  484,138

       Cost of Goods Sold                                           78,750                 164,213
       ------------------------------------------------------------------------------------------------
       GROSS PROFIT                                            $    48,121              $  319,926

       Selling, general and admininstrative expenses             2,729,656               1,193,196

       ------------------------------------------------------------------------------------------------
       OPERATING LOSS                                          $(2,681,535)             $ (873,270)

       Interest (income) expense                                    45,335                  33,397
       ------------------------------------------------------------------------------------------------
       NET LOSS                                                $(2,726,870)             $ (906,667)
       ================================================================================================

       Basic and diluted loss per share                        $     (0.22)             $    (1.48)

       Basic and diluted weighted average number of
       shares                                                   12,429,059                 614,390



See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                                                        Total
                                                                         Additional                                  Stockholders'
                                                        Common            Paid-in              Accumulated              Equity
                                                        Stock             Capital                Deficit               (Deficit)
                                                       --------         ------------          -------------         --------------


Balance at December 31, 2004                       $        67            $1,415,878           $(2,197,843)            $(781,898)


Retroactive recapitalization                             5,823                (5,823)                    -                     -
                                                   -----------          ------------          ------------          ------------


Balance at January 1, 2005                               5,890             1,410,055            (2,197,843)             (781,898)


Issuance of common stock at merger                       3,000                (3,000)                    -                     -


Liabilities assumed upon merger                              -                (6,710)                    -                (6,710)


Issuance of common stock                                   179               146,821                     -               147,000


Issuance of common stock for services                       18                14,982                     -                15,000


Issuance of common stock for offering costs                351                 (351)                     -                     -


Issuance of common stock, private unit placement         3,500             2,782,600                     -             2,786,100


Issuance of warrants for services                            -               241,400                                     241,400

Issuance of warrants for deferred
loan interest                                               -                196,000                                     196,000

Net loss For the nine months ended September
30, 2005                                                     -                     -            (2,726,870)           (2,655,186)
                                                   -----------          ------------          ------------          ------------

Balance at September 30, 2005                          $12,938          $  4,781,797          $ (4,924,713)         $   (129,978)
                                                   ===========          ============          ============          ============


See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        FOR THE NINE            FOR THE NINE
                                                        MONTHS ENDED            MONTHS ENDED
                                                     SEPTEMBER 30, 2005      SEPTEMBER 30, 2004


CASH FLOW FROM OPERATING ACTIVITY:

Net Loss                                                 $(2,726,870)           $ (906,667)

ADJUSTMENTS TO RECONCILE TO NET LOSS TO CASH USED
IN OPERATING ACTIVITIES:

Amortization of Deferred Interest on loans                    21,778

Depreciation and amortization                                  6,124                 4,837
Issuance of Common Stock for service                          15,000                     -
Issuance of Warrants for service                             241,400                     -
Issuance of Warrants for deferred interest on loans          196,000
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT
 OF  MERGER:
Accounts Receivable                                         (109,076)              (54,536)
Inventory                                                    (28,626)                5,772
Prepaid expenses and other current assets                   (226,472)             (100,607)
Accounts Payable and accrued expenses                       (163,871)               86,972
--------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    $(2,774,613)           $ (964,228)
CASH FLOW FROM INVESTING ACTIVITY:
Deposits & deposits fro Biopad                           $  (247,937)
Cash Acquired in Merger                                           89
Purchases of property and equipment                           (4,467)           $   (2,132)
--------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    $  (252,315)           $   (2,132)

CASH FLOW FROM FINANCING ACTIVITY

Proceeds(Payment) of Debt                                $   452,827            $  460,000
Proceeds from issuance of common stock,
 net of costs                                              2,933,100               557,228
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                $ 3,385,927            $1,014,921

Net Increase(Decrease) in Cash                           $   358,999            $   50,929

Cash at the beginning of the period                           10,554                21,116
--------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                            $   369,553            $   72,045
--------------------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF CASH FLOWS:
Cash paid during the year for interest                   $    32,641
============================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:
Warrants Issued for deferred interest on loans           $   196,000
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

Restatement to Reflect the Correction of an Error
The Company has restated its financial statements as of September 30, 2005 and for the three and six months then ended to reflect the correction of an error. The Company recorded revenue upon shipment of product to a major retail customer under an arrangement whereby the customer has the right to return to the Company any product that is not sold or otherwise fails to meet the customer's sales expectations. The customer's obligation to the Company is therefore contingent upon the customer's resale of the product and such shipments are not recognizable as revenue under SFAS No. 48. Accordingly, the Company has restated its financial statements to properly record revenue in the period that ownership of the products was accepted by the customer. The net effect of the restatement is a reduction in net revenues of $44,159 and $88,882, respectively, for the three and nine months ended September 30, 2005, an increase in net loss of $35,615 and $71,684, respectively, for the three and nine months ended September 30, 2005, and an increase in loss per share assuming no dilution of $.01 and $.01, respectively, for the three and nine months ended September 30, 2005.

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


                                     FOR THE NINE
                                     MONTHS ENDING
                                  SEPTEMBER 30, 2005

Net Sales                              $126,871
Net Income                           (2,726,870)
Basic and Diluted Loss Per Share         $(0.22)

NOTE 3 - DEPOSITS

On September 23, 2005, the Company entered into a share purchase agreement to acquire a 25% interest in BioPad Ltd. ("BioPad"). To date, Synova has paid $250,000 as a deposit to BioPad against the purchase price of $2,630,000. The transaction is expected to close on or about November 15, 2005. The agreements were entered into in connection with the distribution agreement previously entered into between the Company and BioPad relating to the distribution of non-invasive fetal monitoring products.

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

On July 21, 2005, the Company granted to one of its employees an incentive stock option under the Incentive Plan to purchase up to 4,000 shares of the Company's common stock at an exercise price of $2.60 per share. The option vests on June 1, 2006 and expires on July 21, 2015.

On September 19, 2005, the Company granted to one of its executives a non-qualified stock option under the Incentive Plan to purchase up to 200,000 shares of the Company's common stock at a price of $2.50 per share. The option vests in four equal installments annually on each of the first four anniversary dates of hire. The option is contingent on continued employment and expires on September 19, 2015.


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

On August 30, 2005, in connection with the loans from Tiger-Eye and Nussberger, the Company issued to the lenders warrants to purchase in the aggregate 220,000 shares of common stock at an exercise price of $2.50 per share. These warrants were immediately exercisable and expire two years from the issuance date. Subject to certain terms and conditions, the lenders have the right to require the Company to include their shares of common stock underlying the warrants on any registration statement the Company files. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the closing price of its common stock exceeds $4.00 per share for each of ten consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. The Company established a value of $196,000 as deferred interest using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 4.2%. The loan interest expense will be amortized over the term of the loan.

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

NOTE 8 - SUBSEQUENT EVENTS
On October 3, 2005, the Company issued 125,000 shares of Common Stock to The Video Agency as a part of a contract to provide various media services which include print, radio and television advertising mediums. The value of the stock at the day of issuance was $2.52 or $315,000.

The Company commenced a private placement offering in October 2005 to sell up to $7,000,000 in units, with each unit having a purchase price of $50,000 and consisting of 25,000 shares of common stock and a warrant to purchase 12,500 shares of common stock at an exercise price of $4.00 per share, subject to adjustment. The warrants are exercisable by their holders at any time during the two-year period following their issuance by paying the exercise price in cash. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the average trading price of its common stock exceeds $6.00 per share for each of 20 consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement must be filed as of March 31, 2006 and declared effective by the SEC on or before June 14, 2006. Any failure by the Company to meet these deadlines will require the Company to pay the investors a penalty of 1% of the purchase price of securities sold in this offering for the first 30 days of default, and 1.5% of the purchase price for each subsequent 30 days thereafter.

On October 17, 2005, the Company granted to one of its employees an option under the Incentive Plan to purchase up to 100,000 shares of the Company's common stock at a price of $2.67 per share. The option vests in four equal installments annually on each of the first four anniversary dates of hire. The option is contingent on continued employment and expires on October 17, 2015.

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

         Gross sales for the third quarter of 2005 were $154,265, and represented a 15% decrease over the $183,093 of recorded gross sales in the immediate prior quarter (second quarter of 2005). Net sales in the third quarter of 2005 totaled $58,904 representing a $50,220 decrease over net sales recorded in the second quarter of 2005, which were $109,124.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         Net Sales. Net sales consists of product sales, net of product returns and cooperative advertising. Net sales decreased $239,381 or 80%, to $58,904 for the three months ended September 30, 2005, from $298,285 for the three months ended September 30, 2004.

The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter (OTC). Net sales decreased $235,537 to $57,768 for the three months ended September 30, 2005 from $293,305 for the three months ended September 30, 2004.

         Point-of-Care (POC). Net sales decreased $3,844 to $1,136 for the three months ended September 30, 2005 from $4,980 for the three months ended September 30, 2004.

         Gross Profit. Gross profit decreased $208,956 to $24,103 for the three months ended September 30, 2005, from $233,059 for the three months ended September 30, 2004. Gross profit as a percentage of revenue (gross margin) decreased to 40.9% for the three months ended September 30, 2005 from 78.1% for the three months ended September 30, 2004. The decrease in gross profits follows the decrease in net revenue. However, as a percentage of net sales, it is lower as a result of higher co-operative sales expenses in the quarter ended September 30, 2005.

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

         Operating Loss. As a result of the foregoing, the operating loss was $969,497 for the three months ended September 30, 2005 as compared with the operating loss of $176,167 for the three months ended September 30, 2004. The majority of the increase in the operating loss was attributable to the increase in selling, general and administrative expenses.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $997,920 for the three months ended September 30, 2005 as compared to a net loss of $193,879 for the three months ended September 30, 2004.

         NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         Net Revenue. Net Revenue for the nine months ended September 30, 2005 was $126,871 compared to $484,138 for the nine months ended September 30, 2004, a decrease of 73.8%. For the nine months ended September 30, 2004 sales were stronger than the same period in 2005 resulting from increasing points of retail distribution during that time period, combined with a number of successful marketing initiatives and co-operative advertising programs with major retailers. As the Company continues to implement its marketing plans with Menocheck(R) in the retail market and introduces MenocheckPro(TM) into the POC physician market, it anticipates that revenue will be comparable to or exceed 2004 levels. There can be no assurance, however, that the Company's revenue will increase to the extent it expects, or at all.

         The following details the changes in net sales during such periods by type of customer.

         Over-the-Counter. Net sales decreased $395,405 to $82,715 for the nine months ended September 30, 2005 from $478,120 for the period ended September 30, 2004. For the nine months ended September 30, 2004, net sales were stronger than the same period in 2005, resulting from increasing points of retail distribution during that time period, versus the same period in 2005.

         Point-of-Care. Net Sales increased $38,138 to $44,156 for the nine months ended September 30, 2005 from $6,018 for the nine months ended September 30, 2004. The increase in net sales was a result of increased distribution of MenocheckPro(TM) into the professional healthcare market place.

          Gross Profit. Gross profit decreased to $48,121 for the nine months ended September 30, 2005, from $319,926 for the year ended September 30, 2004, a decrease of 85.0%. The decrease in gross profits follows a decrease in gross sales. Gross profit as a percentage of revenue (gross margin) decreased to 37.9% for the nine months ended September 30, 2005 from 66.0% for the nine months ended September 30, 2004. The decrease in gross margin percentage follows a increase in co-operative advertising as a percentage of total gross sales.

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

         Operating Loss. As a result of the foregoing, the operating loss was $2,681,535 for the nine months ended September 30, 2005, compared with the operating loss of $873,270 for the period ended September 30, 2004. The majority of the increased loss was attributable to the increase in selling, general and administrative expenses for the nine months ended September 30, 2005.

         Net Loss. As a result of the foregoing, the Company reported a net loss of $2,726,870 for the nine months ended September 30, 2005, compared to a net loss of $906,667 for the period ended September 30, 2004.

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

         Operating Activity. The Company's operating activities used $2,774,613 for the nine months ended September 30, 2005 compared to $964,228 used for the nine months ended September 30, 2004. The $2,784,613 use of cash was primarily attributable to the operating loss of $2,726,870 for the nine months ended September 30, 2005, a decrease in accounts payable by $163,871 and an increase in accounts receivable and prepaid expenses and other current assets by $109,076 and $226,472 respectively. This was offset by the issuance of stock and warrants for services and deferred loan interest by $452,400.

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

         The Company has secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan is for a one-year term and bears interest at a rate of 5.25% per annum. The line of credit is also for a one-year term and bears interest at Wachovia Bank's prime rate, plus .50%. The interest rate under the line of credit was 6.50% as of June 20, 2005. There are no financial covenants associated with the term loan or line of credit. These obligations are secured and collateralized with a money market account and certain other assets of the Company and personally guaranteed by each of Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer. Both the line of credit and the term loan expire on April 28, 2006. The Company believes it can renegotiate a new line of credit at that time. The Company believes the line of credit along with the proceeds from the March 2005 private unit offering and cash flow from operating activities will be sufficient to finance operations for a period of at least the next three months.

         Contractual Obligations. The Company leases office space with the lease expiring on November 30, 2005. As of September 30, 2005, the Company had no other material commitments or obligations.

         Off-Balance Sheet Items. The Company had no off-balance sheet items as of September 30, 2005.

         Related Party Transactions. In January 2005, the Company issued 8,750 shares of stock to Mr. Jeffrey Pelesh, an independent contractor, for accounting services. Mr. Pelesh has since become a member of the Company's board of directors.

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

         Based on the monitoring of sales activity and the fact that all of the Company's major customers have reordered, the Company has provided an allowance based on an estimate using current return experience. The Company will continue to monitor sales activity in the future to determine if an adjustment to the allowance is necessary.

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


ITEM 3. CONTROLS AND PROCEDURES.


         In connection with the filing of the Original Form 10-QSB with the SEC on November 14, 2005, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005 (the "Disclosure Controls Evaluation"). Based upon the Disclosure Controls Evaluation performed at that time, the Company's Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the Securities and Exchange Commission's rules and forms. Officers of the Company also concluded that disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e). The Company's Chief Executive Officer and Chief Financial Officer believed that this conclusion was accurate when it was originally made.


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

         Upon review of all of the foregoing and after further evaluation by the Company's management, the Chief Executive Officer and Chief Financial Officer can no longer conclude that, as of September 30, 2005, the Company's disclosure controls and procedures were effective as stated above. The Company is in the process of correcting these deficiencies, as it has since hired a Chief Financial Officer to provide better control of and oversight as to the financial reporting function. The Company is also in the process of developing disclosure procedures which will allow information about material Company events to be channeled to appropriate management decision makers, and to permit ultimate decisions regarding SEC reporting of material information and the preparation of such reports to be made within the time frames required by the SEC's rules and forms. The Company is also taking the following steps with respect to preventing future revenue recognition errors.

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

         Other than as stated above, there has been no change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS.
None.

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 21, 2005, we issued to one of our employees an option under our 2005 Equity Incentive Plan to purchase up to 4,000 shares of common stock at an exercise price of $2.24 per share. This option will vest in full by June 1, 2006 and expires on July 21, 2015.

In August 2005, two investors loaned us an aggregate of $550,000 pursuant to promissory notes bearing interest at 9% per year. These notes mature on February 28, 2006 and March 2, 2006, and require prepayment if we receive at least $1.5 million in proceeds from the exercise of warrants issued in our February 2005 unit offering. The principal balance of each note is convertible into common stock at a price equal to 50% of the average closing price per share of the common stock for the 20 trading days prior to the maturity date if the note is not repaid in full at maturity. In addition, these investors received warrants to purchase in the aggregate 220,000 shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable immediately and expire two years from the issuance date. The investors in this offering received piggyback registration rights with respect to shares of common stock underlying the warrants. Once we have filed a registration statement under the Securities Act covering the resale of shares of common stock underlying these warrants and it has been declared effective, we may call the warrants for redemption if the closing price of the common stock for each of ten consecutive trading days exceeds $4.00 per share. After issuing such call, if the holders of the warrants fail to exercise them in a timely manner, we have the right to repurchase them for an amount equal to $.01 per warrant.

On September 19, 2005, we granted to one of our executive officers an option under our 2005 Equity Incentive Plan to purchase up to 200,000 shares of our common stock at a price of $2.50 per share. The option vests in four equal installments annually on each of the first four anniversary dates of hire and expires on September 19, 2015.

Offers and sales of securities described above were effected without registration under the Securities Act in reliance upon the exemption provided by
Section 4(2) thereunder as the subject securities were sold to a limited group of persons, each of whom was believed to have been (i) either an accredited investor or a sophisticated investor at the time of the sale and had a pre-existing business or personal relationship with us and our management and
(ii) purchasing the securities for investment without a view to resale or further distribution. Restrictive legends stating that the securities may not be offered and sold absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities and/or agreements relating thereto. The Company believes that no form of general solicitation or general advertising was made in connection with the offer or sale of these securities.


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5 -- OTHER INFORMATION

On August 30, 2005, two investors loaned Synova Healthcare Group, Inc., a Nevada corporation (the "Company"), an aggregate of $550,000 pursuant to promissory notes bearing interest at 9% per year. These notes mature on February 28, 2006 and March 2, 2006. The principal balance of each note is convertible into common stock at a price equal to 50% of the average closing price per share of the common stock for the 20 trading days prior to the maturity date if the note is not repaid in full at maturity. In addition, these investors received warrants to purchase in the aggregate 220,000 shares of common stock at an exercise price of $2.50 per share. The warrants are exercisable immediately and expire two years from the issuance date. The investors in this offering received piggyback registration rights with respect to shares of common stock underlying the warrants. Once the Company has filed a registration statement under the Securities Act covering the resale of shares of common stock underlying these warrants and it has been declared effective, the Company may call the warrants for redemption if the closing price of the common stock for each of ten consecutive trading days exceeds $4.00 per share. After issuing such call, if the holders of the warrants fail to exercise them in a timely manner, the Company has the right to repurchase them for an amount equal to $.01 per warrant.

ITEM 6 -- EXHIBITS.

Exhibit No.       Description of Exhibit
-----------       ----------------------

2.1+ Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd.
4.1 Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc.
4.2               Form of Promissory Note, issued by Synova Healthcare Group,
                  Inc., as maker.
4.3 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
4.4 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
10.1 Employment Agreement, dated September 13, 2005, between Synova Healthcare Group, Inc. and Robert L. Edwards.

10.2 Distribution Agreement, dated September 6, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd.
10.3 Shareholders Agreement, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd., dated September 23, 2005

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Section 1350 Certification of the Chief Executive Officer
32.2              Section 1350 Certification of the Chief Financial Officer

-------------
+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Stephen E. King
-----------------------------------
Stephen E. King
Chief Executive Officer                               Date: April 5, 2006


/s/  Robert L. Edwards
-----------------------------------
Robert L. Edwards
Chief Financial Officer                               Date: April 5, 2006

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit
-----------       ----------------------

2.1+ Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd.
4.1 Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc.
4.2               Form of Promissory Note, issued by Synova Healthcare Group,
                  Inc., as maker.
4.3 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
4.4 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
10.1 Employment Agreement, dated September 13, 2005, between Synova Healthcare Group, Inc. and Robert L. Edwards.

10.2 Distribution Agreement, dated September 6, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd.

10.3 Shareholders' Agreement, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd., dated September 23, 2005
31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Section 1350 Certification of the Chief Executive Officer
32.2              Section 1350 Certification of the Chief Financial Officer

-------------
+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.