Form 10KSB
period 2005-12-31
Synova Healthcare Group Inc
filed 2006-04-17
CIK 1316826

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended December 31, 2005.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

                         Commission file number 0-51492

                          SYNOVA HEALTHCARE GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 NEVADA                                       91-1951171
     ------------------------------                     ---------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   1400 NORTH PROVIDENCE ROAD, SUITE 6010, MEDIA, PA          19063
   --------------------------------------------------       ---------
       (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (610) 565-7080
                            --------------
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

         Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange

Act).  Yes __      No  X

The issuer's net sales for its most recent fiscal year were $202,329.

As of April 3, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity, was $20,818,377 (computed based on certain assumptions stated in footnote (8) to the security ownership table beginning on page 57 hereof)

As of April 3, 2006, the number of shares of Common Stock outstanding was 16,076,388.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                          SYNOVA HEALTHCARE GROUP, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

ITEM                                                                                                     PAGE
NO.                                                                                                      NO.
---                                                                                                      ----
                                              PART I

1.   Description of Business....................................................................         1
2.   Description of Property....................................................................         16
3.   Legal Proceedings..........................................................................         16
4.   Submission of Matters to a Vote of Security Holders........................................         16

                                             PART II

5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer  Purchases
     of Equity Securities.......................................................................         17
6.   Management's Discussion and Analysis or Plan of Operation..................................         20
7.   Financial Statements.......................................................................         46
8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......         46
8A.  Controls and Procedures....................................................................         46
8B.  Other Information..........................................................................         48

                                            PART III

 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
    of the Exchange Act.........................................................................         49
10. Executive Compensation......................................................................         52
11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
    Matters.....................................................................................         56
12. Certain Relationships and Related Transactions..............................................         59
13. Exhibits....................................................................................         61
14. Principal Accountant Fees and Services......................................................         65
Signatures.......................................................................................        66
Index to Financial Statements....................................................................        F-1
Exhibit Index....................................................................................        E-1


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         The description of our business in this Annual Report on Form 10-KSB discusses the business previously conducted by Synova Healthcare, Inc. and the business we intend to conduct in the immediate future. Unless the context indicates otherwise, all references in this Annual Report on Form 10-KSB to "we," "our," "us," or the "Company," or words of similar import, mean Synova Healthcare Group, Inc., a Nevada corporation, and our two consolidated Delaware subsidiaries, Synova Healthcare, Inc., which is wholly owned by Synova Healthcare Group, Inc., and Synova Pre-Natal Healthcare, Inc., which is wholly owned by Synova Healthcare, Inc. Unless otherwise stated, all share and per share amounts regarding shares of Synova Healthcare, Inc. have been appropriately adjusted to reflect our merger with Synova Healthcare, Inc. on February 10, 2005.

FORWARD-LOOKING STATEMENTS

         Except for the historical information presented herein, the matters discussed in this Annual Report on Form 10-KSB contain "forward-looking statements" that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "will," "intends," "scheduled," "future," "potential," "continue," "estimates," "hopes," "goal," "objective," "expects," "may," "should," "could" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation - Risk Factors" and elsewhere throughout this annual report. The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this annual report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

OVERVIEW

         We are focused on the development, distribution, marketing and sales of non-invasive medical diagnostic tests that allow consumers and healthcare professionals alike to rapidly and accurately diagnose and monitor the onset of certain medical conditions. We are currently concentrating our efforts in the women's health care sector. Our goal, where appropriate, is to supplant traditional, more invasive diagnostic testing techniques, such as blood or serum tests, by offering a rapid and accurate, less invasive, and more cost effective test alternative for use at the very point where its use is desired - either in-home or at a healthcare provider's office - by consumers and clinicians.

         We currently market and sell under the brand names MenoCheck(R) and MenocheckPro(R) in-home and in-office non-invasive diagnostic tests used to detect and diagnose the onset of menopause. In the second quarter of 2006, we plan to expand our product portfolio by introducing Fem-V(TM), a non-invasive diagnostic test designed to assist women in detecting and diagnosing the presence of vaginal infections. We are also jointly developing with BioPad Ltd., an Israeli research and development company, a non-invasive fetal monitor for expectant mothers. Furthermore, we have recently signed a distribution agreement with another medical device manufacturer to develop for us additional products designed to further expand our women's health care line. We plan to continue to identify and develop additional non-invasive diagnostic product opportunities.

         We distribute and sell our products over the counter, or OTC, to retail customers through drug stores, grocery stores and other retail outlets. Our products are also distributed for use by healthcare professionals at the point of care, or POC, through medical supply companies. We presently market and sell our products only in the United States.

         Our principal executive offices are located at 1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063. Media is a suburb of Philadelphia. Our telephone number is (610) 565-7080.

HISTORY AND BACKGROUND

         We were formed as a Nevada corporation on September 1, 1998 under the name Centaur Capital Group, Inc. Our initial business strategy was to use human genetics in order to discover novel pharmaceuticals, but this business never developed and was abandoned in 2001. We changed our name numerous times since our original formation, but as of December 31, 2004 our name was Advanced Global Industries Corporation. We were a development stage company with no active business from the time of our original formation until our acquisition of Synova Healthcare, Inc., the entity that prior to this acquisition operated our current business.

         In December 2004, we entered into a letter of intent to merge with Synova Healthcare, Inc. In connection with that merger, on January 12, 2005, we changed our name from Advanced Global Industries Corporation to Synova Healthcare Group, Inc. and entered into a definitive merger agreement with Synova Healthcare, Inc. On February 10, 2005, our wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger. In connection with the merger, each outstanding share of Synova Healthcare, Inc. common stock was cancelled and converted into the right to receive 8.75 shares of our common stock. Each outstanding option, warrant and other right to purchase Synova Healthcare, Inc. common stock was cancelled and converted into an option, warrant or right to purchase 8.75 shares of our common stock, with appropriate adjustments to the applicable exercise prices of these options, warrants and rights. Immediately upon the consummation of the merger, the Synova Healthcare, Inc. stockholders and the holders of Synova Healthcare, Inc. stock options or other convertible securities held approximately 70% of our outstanding voting stock on a fully-diluted basis. Synova Healthcare, Inc. is now our wholly owned operating subsidiary.

         In February 2005, we commenced a private offering of units to raise up to an aggregate of $3,500,000. Each unit consists of 50,000 shares of our common stock and a warrant to purchase 40,000 shares of our common stock, and was sold for a purchase price of $50,000 per unit. The warrants are exercisable at $2.00 per share and, subject to certain rights we have to call the redemption of the warrants, have a term of five years following their issuance. The unit offering closed on March 22, 2005, raising an aggregate of $3,500,000 by selling an aggregate of 70 units. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. The registration statement filed for this purpose was declared effective by the SEC on August 12, 2005. The primary purpose of the merger and unit offering structure was to enable us to raise funds that we would initially need to develop and grow our business.

         In October 2005, we commenced a second offering of units to raise up to an aggregate of $7,000,000. Each unit consists of 25,000 shares of our common stock and warrants to purchase 12,500 shares of our common stock, and was sold at a purchase price of $50,000 per unit. These warrants were exercisable at $4.00 per share, and subject to our right to call the redemption of the warrants under certain conditions, had a term of two years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As of December 31, 2005, we sold approximately 27.1 units and raised gross proceeds of approximately $1.35 million from sales of units in this offering. The terms of this offering have been modified as described in " - Recent Developments" below.

RECENT DEVELOPMENTS

         In January 2006, we sold an additional $500,000 of units consisting of 25,000 shares of our common stock and a warrant to purchase 12,500 shares of our common stock with a purchase price of $50,000 per unit. These warrants were exercisable at $3.00 per share, and, and subject to certain rights we have to call the redemption of the warrants, had a term of five years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As a result of this offering, we amended the terms of the securities sold in the October 2005 unit offering to match substantially all of the terms of the units sold to the investors in January 2006.

         On January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of BioPad on a fully-diluted basis, excluding options to purchase up to 10% of BioPad's ordinary shares that may be granted to employees of BioPad, for $2.63 million in cash. This share purchase was effected in connection with our September 2005 distribution agreement with BioPad pursuant to which we and BioPad agreed to jointly develop certain fetal monitoring products. The cash purchase price was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to BioPad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

         In March 2006, Synova Pre-Natal and BioPad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor's ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product.

         On March 16, 2006, we amended the terms of the units we sold in January 2006. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. The purchasers of units in January 2006 were issued in the aggregate 83,332 shares of common stock for no additional consideration. These shares represent a "full-ratchet" anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, the warrants subscribed for by these purchasers were amended to increase the number of shares issuable under them by an aggregate of 41,666, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the redemption right trading price threshold from $5.00 to $4.00 per share. We are also seeking to amend the terms of the offering for all other investors who purchased units in the October 2005 offering prior to March 2006 to reflect these amended terms.

         We are also obligated to pay to the placement agents in connection with the October 2005 unit offering cash compensation equal to 7% of the gross proceeds received from investors introduced to us by the placement agents and to issue to the placement agents an immediately exercisable four-year option to purchase 7% of the units purchase by such investors. The unit purchase option will have an exercise price of $50,000 and will permit the placement agents to acquire units having the same terms as those sold in the offering. The placement agents have received registration rights for all shares of common stock issuable under this option.

         On March 28, 2006, and under the terms of the October 2005 unit offering as amended on March 16, 2006, we sold 30 units to an investor in a private placement at a purchase price of $50,000 per unit, amounting to gross cash proceeds of $1.5 million from this investment. We have entered into a registration rights agreement with this investor that requires us to file a registration statement by April 14, 2006 covering the resale of the shares of common stock purchased by the investor and underlying these warrants. We must also use best efforts to cause this registration statement to be effective by June 28, 2006. From January 1, 2006 to March 30, 2006, excluding the units sold in January 2006, we have sold 55.54 units in a number of separate transactions in this offering, representing aggregate gross proceeds of $2,777,000.

INDUSTRY OVERVIEW

         We are focused on the development, distribution, marketing and sales of non-invasive medical diagnostic tests for use by consumers and healthcare professionals. According to an abstract of a March 30, 2004 article distributed by Decision Resources, Inc. entitled "Will Point of Care Come of Age by 2010?", the diagnostic market for all OTC and POC products, including menopause products, was estimated to be approximately $3 billion at that time, and is expected to double in size by 2010 to reach approximately $6 billion worldwide.

         We believe that the OTC and POC diagnostic markets are being driven, in large part, by the interest of consumers seeking to improve their health and quality of life, and, as a result, to exert more control over their personal healthcare-related decisions. We believe that the receipt of timely and accurate education and information about a patient's health is critical to a patient's ability to make, together with the patient's healthcare provider, informed and effective decisions regarding healthcare treatment and choices. We also believe that fast and relatively inexpensive diagnostic tests provide a desirable alternative to the often laborious task of scheduling a doctor's appointment, visiting the doctor's office, undergoing a diagnostic test, waiting days for the test to be completed and read, and then attempting to reach the physician to obtain the results.

         Rapid, non-invasive, POC medical diagnostic platforms have also proven in certain areas of medicine to streamline healthcare and aid consumers by enabling the accurate detection of health risks and disease at earlier stages, which in turn often results in improved treatment outcome and disease management. Early detection of the onset of certain medical conditions can lead to diminishing subsequent health complications and associated costs. As the speed and accuracy of POC non-invasive diagnostic products continue to improve, we believe that they will play an increasingly important role in achieving early diagnosis of, and timely intervention against, these medical conditions. Therefore, we believe that POC diagnostics offer a key role in the healthcare delivery system by directly influencing the quality of patient care and patient health outcomes.

         Technology is also a driving force behind the growth of the OTC and POC diagnostic markets. Rapidly advancing technology continues to provide consumers with faster and less costly alternatives to traditional, invasive diagnostic tests with greater accuracy. This change in technological focus has been adopted by consumers who have expressed an increasing interest in discreet, rapid and non-invasive at-home diagnostics, as well as by medical care facilities or office laboratories seeking fast, high-quality, inexpensive and non-invasive diagnostic tests. For example, over time, women have readily accepted the non-invasive urine pregnancy test as a viable initial alternative to the pregnancy blood test administered in a doctor's office by a clinician and sent to a laboratory for analysis. We believe that our non-invasive diagnostic products will cause a similar shift in the women's healthcare area.

         The movement from traditional to non-invasive diagnostic tests provides additional direct benefits to physicians and their practices. Physicians can receive the results of non-invasive diagnostic tests virtually immediately, which allows them to test and discuss possible treatment options with their patients in the same office visit, instead of waiting days or even weeks for laboratory results and a followup consultation. Furthermore and where possible, by offering their patients the choice of an in-office diagnostic test instead of a traditional laboratory panel, physicians, in many instances, can generate a revenue stream that they ordinarily would forego by using only laboratory testing methods. Third party payors, such as managed healthcare providers, are also increasingly favoring POC testing, as it has the potential to streamline healthcare procedures and lower their overall healthcare costs by reducing a doctor's reliance upon more expensive and time-consuming diagnostic laboratory testing for more commonplace medical conditions, such as pregnancy, menopause and vaginal infections.

OUR BUSINESS STRATEGY

         We are committed to delivering innovative, high-quality, non-invasive medical diagnostics that enable consumers to be more proactive in the management of their own personal health. Our core business strategy is to develop and distribute to both the OTC and POC markets non-invasive medical diagnostic tests that allow consumers and healthcare professionals alike to rapidly, accurately and cost-effectively diagnose and monitor the onset of certain medical conditions. We believe our products will improve human health and quality of life by providing an early and accurate awareness of the onset of these medical conditions. Our product portfolio is currently focused particularly in the women's healthcare sector.

         We believe that in order for our business to be successful, we must dedicate a substantial portion of our management and financial resources to the following main objectives:

         o Capitalizing on Consumer Trends in the Healthcare Industry. In order to increase physician and consumer awareness of our product, we seek to capitalize on what we believe are two significant trends in the healthcare industry. First, we believe that in certain areas, diagnostic testing that has previously been conducted exclusively in the laboratory setting is now being conducted with increasing frequency by physicians and consumers either in physicians' offices or in the consumers' homes. Second, we recognize that consumers want to be more proactive in the management of their own personal health, and simultaneously more in control of personal healthcare spending where possible, and we believe that the best way to accomplish this is for consumers to be knowledgeable and informed about their health and healthcare-related decisions.

         o Differentiating Our Products in the Marketplace. We intend to differentiate our products by creating innovative, high quality brands that are recognized by consumers as being the preferred choice of healthcare providers. We seek to have consumers associate our products with the perception of being "doctor recommended" by increasing the acceptance of our products among clinicians. We believe that physicians' use of MenocheckPro(R) in their offices and their advice to patients to use MenoCheck(R) in the home will drive sales of both of these products.

         o Increasing Consumer and Physician Awareness of Our Brands. We intend to use national advertising, mass-media and other awareness campaigns to focus consumers on the non-invasive and "at home" qualities of our diagnostic products, as well as their ability to increase the receipt and flow of information between patients and health care practitioners.

         o Developing Existing and Additional Points of Distribution. Our points of distribution are the key to our sales efforts. We plan to increase the amount of product we ship for sale to end users by developing additional points of distribution with various retail, wholesale and point of care outlets, and by expanding upon existing distribution relationships where feasible.

         o Identifying and Developing New Products. We must continue to identify new products consistent with our product line and obtain the rights to sell and distribute those products in our target market. By doing so, we will increase the number of products we may be able to successfully develop and bring to our target market, which will better position us to adjust to changing market conditions and consumer needs.

OUR CURRENT PRODUCTS

     MenoCheck(R) Menopause Indicator Test

         MenoCheck(R) is a product that enables women to easily and accurately determine in a non-invasive manner whether they have entered the menopausal stage of life. MenoCheck(R) is easy to use, and functions in a manner quite similar to the OTC pregnancy tests that are commonly used in the detection of pregnancy. MenoCheck(R) provides women with a discreet method - a urine test - for determining their menopausal status in the privacy of their own home, and is widely available OTC in drug stores and other retailers. MenoCheck(R) has been cleared for marketing and sale in the United States by the Food and Drug Administration, or FDA. We expect this product to fill a perceived void in the current diagnosis and, ultimately, the management, of menopause. We believe that an early and accurate diagnosis of menopause onset will allow consumers, along with their healthcare providers, to mitigate certain risks inherent to the menopausal phase of life.

         Menopause, by medical textbook definition, is generally defined as 12 months without menses, the medical term for menstrual cycles or "periods." The slow change in ovarian function associated with the transition to menopause can take place anywhere from two to 10 years before a woman's final period. The stage just prior to menopause, when ovarian function declines, is called perimenopause, or early menopause. Perimenopause is characterized by irregular menstrual cycles, variable menstrual flow, hot flashes, fragmented sleep, mood swings, short-term memory loss, unexplained fatigue and diminished sexual desire.

         Follicle Stimulating Hormone, or FSH, is a hormone secreted by the pituitary gland in women of child-bearing age. This hormone stimulates the ovaries to develop an egg and subsequently cause the secretion of estrogen. It is a peptide hormone produced in the pituitary gland at the base of the brain. FSH is normally present in blood and varies in concentration with the stage of the menstrual cycle, and normally regulates the growth and development of an egg. FSH is eventually metabolized or filtered from the bloodstream into the urine as waste.

         As ovarian function declines with advancing age, the pituitary gland continually tries to stimulate the ovaries by releasing more FSH into the bloodstream. When a woman's FSH levels rise and are sustained above a set threshold, it is generally accepted that she is entering menopause. As a result, a woman's FSH levels are a reliable indicator of a woman's menopausal status. In most women, this generally occurs between the ages of 40 and 55, but can occur as early as 35 or as late as 60, and the mean age of onset is 50.5. With increasing life expectancy, we believe the average woman now lives approximately one-third of her life in a postmenopausal status.

         When menopause does occur, it marks a definitive point in time when certain health risks are substantially increased. Studies show that menopause can have a significant impact on the progression of heart disease and results in increased potential for osteoporosis. When postmenopausal women lose the protective effect of estrogen, it leads to an increased risk of a number of major diseases, including cardiovascular disease, osteoporosis and Alzheimer's disease. We believe these long-term effects of menopause are important medical considerations for women and represent some of the reasons why a woman would benefit from early recognition of her menopausal status.

         Given the effects and risks that menopause can cause, we believe women want to know if and when they are transitioning into menopause. Because menopause evolves gradually and presents with a number of differing symptoms in varying forms, women who are not properly diagnosed as being in menopause are often unsure as to the cause of their symptoms. We also believe that the knowledge that a woman is in, or transitioning into, menopause, can enable her to adjust certain behaviors to reduce her risk of experiencing major diseases, such as heart disease and osteoporosis, that become more likely once a woman is in menopause. If a patient discovers that menopause is not the underlying cause of her symptoms, she can work with her physician to search for other conditions or diseases from which she may be suffering. Failure to reach menopause also signals that she may still be fertile, and thus susceptible to a late life pregnancy. Either way, we believe a positive or negative test directionally provides the woman and her healthcare provider with critical health information.

         Our products are designed to detect the presence of elevated levels of FSH as they are present in urine. Traditional FSH blood testing methods are invasive, time consuming and expensive, with the retail cost ranging from approximately $40 for an FSH-only test to approximately $200 for a multi-panel hormone test, including the FSH test. Our product offers both the consumer and clinician a rapid, non-invasive and cost-effective alternative to traditional testing methods.

         The MenoCheck(R) test is a one-step immunochromatographic assay, more commonly known as a "strip test." The MenoCheck(R) test uses this assay to detect the presence of FSH at specific concentration levels with a high degree of sensitivity and accuracy. If the proper concentration of FSH is found, the test is positive; otherwise, it is negative. Controlled laboratory studies of MenoCheck(R) and MenocheckPro(R) result in a 94% accuracy rate in detecting FSH, which is comparable to the accuracy of an FSH blood test.

     MenocheckPro(R) FSH Menopause Test for Professional Use

         MenocheckPro(R) is predicated on the same technology as MenoCheck(R) and has been approved by the FDA as a non-invasive diagnostic for POC in-office testing that enables a healthcare provider to quickly and accurately determine whether a patient is transitioning to menopause. While similar to MenoCheck(R), the in-office version of the test is intended specifically for use by health care professionals when evaluating for hormone changes related to the symptoms associated with the onset of menopause. We believe the use of MenocheckPro(R) provides immediate reliable results for the patient and physician, which then enables the patients in or entering menopause to promptly discuss with their physician an appropriate menopause treatment plan. In certain circumstances, physicians may be able to seek reimbursement for administering the MenocheckPro(R) test in-office as part of a patient visit. See " - Reimbursement."

     Fem-V(TM) Vaginal Infection Test

         The Fem-V(TM) Vaginal Infection Test is a convenient, easy-to-use self-test for women who suspect their vaginal discharge is abnormal, as indicated by a change in the amount, the smell or the color of the discharge. Fem-V(TM) has been developed in a convenient pantiliner design, with a removable diagnostic test strip. This test is intended to give an initial indication regarding the potential causes of abnormal vaginal discharge and to assist women in determining whether a doctor visit is required, or whether an OTC treatment may be considered for the treatment of the symptoms. Fem-V(TM) has been cleared by the FDA for marketing and sale, and we will begin to sell this as an OTC product in the second quarter of 2006.

         Vaginal infections, or vaginitis as they are commonly referred to by the medical community, are the most frequent reason why American women visit their doctors, accounting for more than 10 million office visits annually. Abnormal vaginal discharge and the itching or burning discomfort associated with it can be signs of vaginitis. Vaginitis can be due to an imbalance of healthy bacteria in the vagina. Published clinical data indicate that a relatively common vaginal infection called bacterial vaginosis, either alone or as part of a combined infection, accounts for up to 50% of vaginitis in all women. Candidiasis, commonly known as yeast infection, accounts for only 20 to 25% of all vaginitis cases in women, and trichomoniasis, a parasitic infection, causes approximately 10 to 15% of these cases. While yeast infections may be generally treated by OTC antifungal medications, other vaginal infections, including bacterial vaginosis and trichomoniasis, may require evaluation by a healthcare provider and prescription medication for treatment.

         A survey of women found that very few of them have a thorough understanding of these common afflictions. According to this survey, while 95% of women surveyed had heard about yeast infections, only 36% had heard of bacterial vaginosis, which can lead to serious medical complications. This same survey showed that only 37% of women surveyed had heard of trichomoniasis. Published clinical studies have consistently demonstrated that most women fail to accurately self-diagnose vaginal infections, and many women may incorrectly use OTC yeast treatments to treat bacterial vaginosis and trichomoniasis.

         Further, there is strong and growing evidence that serious health risks can be associated with bacterial vaginosis. This infection has now been linked with gynecological health risks such as pelvic inflammatory disease, cervicitis, postoperative infection, abnormal cytology (including Pap tests), HIV infection and other sexually transmitted diseases, as well as obstetric complications such as pre-term labor, premature birth, and low birth weight babies.

         Therefore, misdiagnosis of vaginitis and the subsequent use of an inappropriate treatment can have serious consequences for women. Though highly effective against candidiasis, antifungal medications have no effect on bacterial vaginosis or trichomoniasis. Moreover, wrongly self-medicating a non-existent condition may significantly disrupt the presence of helpful bacteria and other microorganisms naturally found in the vagina, and can complicate future diagnosis. Most importantly, it can increase the risk of serious complications because the existing condition - whether bacterial vaginosis, trichomoniasis or some other form of vaginitis - remains untreated.

         The Fem-V(TM) Vaginal Infection Test works by detecting the acidity level of vaginal discharge. An indication of abnormal vaginal discharge acidity can provide additional information to help a woman, together with her healthcare provider, to assess whether symptoms are likely caused by an infection. In general, fungal or yeast infections, acting alone, do not cause abnormal vaginal acidity. If the test indicates normal acidity of the discharge, the vaginal infection is likely a fungal infection. Fungal infections can be treated with an OTC antifungal medication. Some vaginal infections known to be associated with abnormal vaginal acidity, including bacterial vaginosis and trichomoniasis, have no OTC treatments, and must be treated by healthcare provider. In some instances, abnormal discharge with abnormal acidity may be caused by a combination of infections.

PRODUCTS UNDER DEVELOPMENT AND FUTURE PRODUCTS

         In an ongoing effort to build upon our product portfolio, we also continue to evaluate additional non-invasive diagnostic product opportunities in the women's health care space. In some cases, we may seek to develop or acquire our own intellectual property as part of our proprietary product development strategy. In other cases, we may seek to license the applicable technology, as we have done with our current product line. There can be no assurance that we will be able to successfully develop and commercialize any of our products under development or our contemplated future products.

         In addition to the products that we are currently marketing, over the past year we have entered into additional distribution agreements in order to build upon our current product portfolio. These efforts are summarized below.

     Fetal Monitoring - Distribution Arrangement with BioPad Ltd.

         On September 9, 2005, our indirect wholly owned subsidiary, Synova Pre-Natal Healthcare, Inc., executed a distribution agreement with BioPad Ltd., an Israeli research and development company. Under the distribution agreement, as amended, we have the exclusive right through Synova Pre-Natal to distribute in North America certain fetal monitoring products that BioPad will own and manufacture, including a non-invasive medical device that we are jointly developing with BioPad to monitor fetal movement during the last trimester of pregnancy. We also hold a right of first offer as to all other geographic territories. The initial term of the distribution agreement is 15 years, with automatic two-year renewals in the absence of written notice prior to the end of the then-current initial or renewal year, as the case may be.

         Under the terms of the distribution agreement, we have agreed to purchase fetal monitoring products exclusively from BioPad and not to purchase from any third party or manufacture any product that is similar to the BioPad fetal monitoring products. BioPad is required to supply us with the requested amount of fetal monitoring products, and we are required to order a minimum quantity of product for sale in the United States and Canada. The failure to meet such minimum requirements may result in termination or the loss of our exclusivity. The distribution agreement provides that the price to be paid by us under the distribution agreement for the fetal monitoring products will be determined by the parties on or before May 1, 2006.

         Under the terms of the distribution agreement, BioPad agrees to use its best efforts to continue to research and develop fetal monitoring products and to grant to us the exclusive right to distribute such subsequently-developed related products on the terms set forth in the distribution agreement. The costs of any clinical trials required by the FDA, up to the minimum number so required, will be paid by BioPad.

         The distribution agreement may be terminated upon the mutual agreement of the parties or by either party upon material breach and failure to cure or upon certain events involving insolvency or bankruptcy. The distribution agreement may also be terminated or rendered non-exclusive by BioPad upon our failure to order a minimum amount of product, as described above.

         In March 2006, Synova Pre-Natal and BioPad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor's ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product.

         In connection with the distribution agreement, on September 23, 2005, we entered into a share purchase agreement with BioPad and a shareholders' agreement with BioPad and its existing shareholders. Under these agreements, we acquired 25% of the issued and outstanding ordinary shares on a fully-diluted basis, excluding options to purchase up to 10% of BioPad's ordinary shares that may granted to BioPad employees, for $2.63 million in cash. This amount was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase.

Amounts may be released from escrow to BioPad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

         Pursuant to the terms of the shareholders agreement, we will be granted certain rights with respect to the ordinary shares, including a pre-emptive right on future issuances of equity securities by BioPad, a right of first refusal on transfers of shares by shareholders of BioPad and a co-sale right to sell our BioPad shares in the event that the shareholders holding a majority of the outstanding ordinary shares of BioPad elect to sell their shares. We will be required to sell our BioPad shares in the event that the shareholders holding 66.7% of the outstanding ordinary shares of BioPad elect to sell their shares. Our BioPad shares will have piggyback registration rights. Under the terms of the shareholders agreement, we are entitled to appoint 25% of the directors serving on BioPad's board of directors and to receive certain financial and to receive periodic operational and financial information relating to BioPad. As of November 29, 2005, Stephen E. King, our Chairman and Chief Executive Officer, was appointed to the board of directors of BioPad.

         The shareholders agreement also allows any successor in interest of BioPad to terminate the distribution agreement if the successor in interest of BioPad acquires all or substantially all of the assets of BioPad or at least 50% of the voting control of BioPad, or succeeds to BioPad as the result of a merger or consolidation of BioPad. Any such successor electing to terminate the distribution agreement is required to pay us a termination fee designed to reimburse us for a multiple of the costs incurred by us to commercialize the products licensed under the distribution agreement.

     Female Reproductive Health

         In December 2005, we entered into a five-year distribution and supply agreement with QuantRX Biomedical Corporation, formerly known as A-Fem Medical Corporation, a manufacturer of non-invasive medical diagnostics and healthcare-related products. Under the distribution agreement, effective as of November 30, 2005, QuantRX is currently developing products for us to expand our POC offerings in women's healthcare, and we have the exclusive right to distribute such products in North America, Mexico and Central America. The initial term of the distribution agreement is five years, but it may be renewed for additional two year terms upon written agreement of the parties prior to the end of the initial term or a subsequent renewal year, as the case may be. We are responsible for obtaining clearance from the FDA, at our cost, before we can market or sell any of the products covered by the distribution agreement. Under the terms of the distribution agreement, QuantRX is required to supply us with the requested amount of products, and Synova is required to order certain minimum quantities of the products. The failure to meet such minimum order requirements may result in termination of the agreement by QuantRX.

ACQUISITION OF OUR MARKETED PRODUCTS

         We do not own the patents or any of the technology associated with our existing products. We have the right to distribute the products we currently sell in the United States and certain other foreign distribution territories pursuant to exclusive and non-exclusive distribution agreements with the manufacturers of the products.

         We believe that each of the products we currently sell is manufactured only by the company from which we purchase them pursuant to the appropriate distribution agreement or by a limited number of other companies. In the event that a distribution agreement is terminated or the other party thereto is unable for any reason to manufacture our products in the quantities we require or at all, we may not be able to obtain the same or similar products, branded with our own trademarks, trade names and trade dress, on reasonable or acceptable terms, if at all. Even if a manufacturer for the same or similar product could be identified, we may not be able to negotiate a distribution agreement for such products on terms reasonably favorable to us, on terms that would allow us to use our own trademarks and packaging, or at all.

     MenoCheck(R) and MenocheckPro(R)

         We have entered into a non-exclusive distribution agreement with Applied Biotech, Inc., or ABI, a wholly owned subsidiary of Inverness Medical Innovations, Inc. Under the distribution agreement, MenoCheck(R) and MenocheckPro(R) are manufactured and supplied to us by ABI or its affiliates. The distribution agreement expires on June 22, 2013, but is automatically renewable for subsequent periods of two years unless one party notifies the other party in writing of its desire to terminate at least 60 days prior to June 22, 2013 or the end of any subsequent two-year renewal period. Additionally, if within any contract year of the agreement beginning in 2005, we fail to purchase from ABI at least 600,000 units of the products covered by the agreement, ABI has the right to serve a notice of termination of the agreement within the first 60 days of the following contract year. Contract years under the distribution agreement commence on June 23rd and end on the following June 22nd. We purchased approximately 100,000 units of the products covered by this distribution agreement during the 2004-2005 contract year, and we have purchased approximately 132,000 units under the current 2005-2006 contract year.

         Under the distribution agreement, ABI is responsible for manufacturing, packaging and supply and for necessary approvals from the FDA. Under the distribution agreement, we are responsible for regulatory registrations or other filings necessary in distribution territories outside the United States. Under the terms of our distribution agreement with ABI, we are required to, and we do, maintain certain levels of liability insurance coverage.

     Fem-V(TM)

         On December 22, 2005, we entered into a distribution agreement with Common Sense Ltd., the proprietary owner and supplier of diagnostic pantiliners used in our product Fem-V(TM). The distribution agreement grants us the exclusive right to distribute these products in the United States, Mexico and Canada. The term of the distribution agreement runs through December 31, 2010, but we may renew it for one additional two-year term upon written notice to Common Sense 180 days before December 31, 2010, provided that we have met all purchase targets set forth for the current term and that the parties agree upon new purchase targets for the renewal term.

         Under the terms of the distribution agreement, Common Sense is required to supply us with the requested amount of the product, and we are required to purchase certain minimum quantities. Upon the execution of this distribution agreement, we agreed to make a $500,000 initial purchase of product from Common Sense in four installments, with payment for the first installment due at signing. The initial purchase will satisfy our minimum purchase requirements under this agreement for 2006. The failure to meet such minimum purchase requirements may result in the termination of the distribution agreement's exclusivity provision or the distribution agreement itself, in Common Sense's sole discretion. Additionally, after the payment of an early termination fee, Common Sense may cancel the distribution agreement at any time upon 30 days' prior written notice to us.

PRODUCT SALES AND DISTRIBUTION

         We currently only sell our products in the United States. MenoCheck(R) is currently available for purchase through more than 15 retail distributors, including Walgreens, Brooks/Eckerd Pharmacy, Kroger, Longs Drugs, Duane Reade and Happy Harry's. Beginning in the second quarter of 2006, we plan to sell and distribute Fem-V(TM) initially through Rite-Aid and Happy Harry's, and we will seek to increase the number of retail distributors that ultimately will carry this product. We do not currently have long-term sale or supply agreements with any of our retail distributors. Sales to these and all retail distributors are typically done on a purchase order basis. MenoCheck(R) typically sells for a retail price of $19.99, and we believe that our Fem-V(TM) product will initially sell for a retail price of approximately $7.99.

         We generally distribute MenocheckPro(R) through physician supply companies rather than directly to health care providers. We have established relationships with certain physician supply organizations that offer MenocheckPro(R) to targeted health care providers. We expect these partnerships (and partnerships with other physician supply organizations that we may enter into in the future) to enable us to rapidly introduce MenocheckPro(R) into the offices of health care providers, thereby driving direct-to-physician sales, but also working to build support among physicians for our OTC product, MenoCheck(R).

         In order to be successful, we must maintain existing, and procure additional, points of distribution. We currently have OTC retail relationships with several food, drug and discount stores, including Walgreens, Albertsons, Eckerd, Peyton Southeast, Longs Drug, and Happy Harry's, as well as several wholesalers, including Amerisource Bergen, Cardinal Health, and D&K Healthcare. We also have POC distribution relationships with several physician supply organizations, including PSS World Medical Shares Services, LABSCO and Delaware Valley Medical Supply. We also intend to procure additional sales distribution partners and to use our own personnel to effectively train their salespeople.

CUSTOMER CONCENTRATION

         OTC. We historically have had a relatively small number of customers and other distribution points through which we generate our OTC sales, and OTC sales presently comprise a substantial percentage of our total net sales. This customer concentration risk means that the potential loss of one or more of these OTC customers or distribution sources could materially and negatively impact our business and results of operations. For this reason, we believe that obtaining additional outlets to distribute our product offerings is critical for us to access an increased share of the OTC market and our future success.

         The following tables reflect the concentration of gross and net OTC sales to our top four customers in terms of gross OTC sales for each of our last three fiscal years. Net OTC sales represent:

         o        our gross OTC sales, minus

         o the costs associated with temporary price reduction programs, merchandising fees, co-operative advertising and slotting expenses, to the extent such costs are deductible from gross OTC sales under generally accepted accounting principles, minus

         o        allowances for damaged product.



                    CUSTOMER CONCENTRATION - GROSS OTC SALES

                                                     FOR THE YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------
                                        2005                      2004                       2003
                              ------------------------   ------------------------  ------------------------
                               GROSS OTC   % OF GROSS    GROSS OTC    % OF GROSS    GROSS OTC   % OF GROSS
    RETAILER                     SALES      OTC SALES      SALES       OTC SALES      SALES      OTC SALES
  ------------                ----------  -----------    ----------   -----------  -----------  -----------
Albertsons..................    $  93,234        20.4%   $ 234,904         29.8%     $     -           -
Eckerd Drugs................       74,962        16.5%      97,226         12.3%      97,551        71.2%
Peyton Southeast............       45,322         9.9%      66,790          8.5%           -           -
Walgreens...................      131,434        28.8%     292,478         37.1%           -           -
                               ----------      ------    ---------       ------      -------       -----
         Total..............    $ 344,952        75.6%   $ 691,398         87.7%     $97,551        71.2%
                               ==========      ======    =========       ======      =======       =====

                                                CUSTOMER CONCENTRATION - NET OTC SALES


                                                     FOR THE YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------
                                        2005                      2004                       2003
                              ------------------------   ------------------------  ------------------------
                                NET OTC     % OF NET      NET OTC      % OF NET      NET OTC     % OF NET
   RETAILER                      SALES      OTC SALES      SALES       OTC SALES      SALES      OTC SALES
  ------------                ----------  -----------    ----------   -----------  -----------  -----------
Albertsons..................    $  34,441        22.8%   $ 190,255         42.1%    $      -           -
Eckerd Drugs................       52,343        34.7%     (28,909)        (6.4)%     97,551        71.1%
Peyton Southeast............       33,985        22.5%      63,455         14.1%           -           -
Walgreens...................           --           -      148,275         32.8%           -           -
                               ----------      ------    ---------       ------      -------       -----
         Total..............    $ 120,769        80.0%   $ 373,076         82.6%    $ 97,551        71.1%
                               ==========      ======    =========       ======      =======       =====


         POC. We began to market MenocheckPro(R), our only POC product that we currently market and sell, in 2004. For the 2005 fiscal year, approximately 82% of our gross and net POC sales were to one customer, PSS World Medical Shares Services, Inc. Although the loss of this physician supply organization as a customer could have a material adverse impact on our results of operations in the short term, we believe that given the significant number of physician supply companies in existence, over time this impact could be significantly lessened by selling MenocheckPro(R) to other supply companies.

MARKETING

         We believe that marketing our product offerings to increase consumer and health care provider awareness of them is also a critical component of our plan of operations. During the 2005 fiscal year, our marketing efforts consumed a significant portion of our overall operating expenses, as total marketing expenses were approximately $2.8 million. These marketing expenses during 2005 were comprised of the following items:

                       MARKETING EXPENSE                          AMOUNT
      -----------------------------------------------           -----------
      Launch of nationwide radio
       and print advertising campaigns...............           $1,373,354
      OTC market direct sampling and
       mail advertising initiatives..................              491,017
      Public relations and
       marketing research expenses...................              469,614
      Direct selling expenses and
       brokerage services............................              124,626
      POC marketing efforts..........................              206,519
      Other marketing costs..........................              123,120
                                                                ----------
             Total...................................           $2,788,250
                                                                ==========

         In 2006, subject to cash flow availability, we intend to increase our marketing expenditures and we anticipate that we will need to spend a significant portion of our available funds to support sales and marketing initiatives in both the OTC and POC market segments. However, there is no guarantee that these funds will be available or that any expenditures in this area will generate sufficient net sales to support our business. Even if brand recognition increases, the number of consumers and healthcare providers purchasing our products may not increase. If the requisite funds are not available to deploy on our anticipated marketing program, we may be forced to reduce our marketing expenditures or seek other, less capital intensive marketing initiatives.

         We assess the marketing needs of each of our products and develop comprehensive marketing strategies that are tailored to those specific needs and requirements. However, there can be no assurance that these or alternative marketing efforts will generate the credibility or overall product confidence that we are seeking.

         MenoCheck(R) and MenocheckPro(R). The target market for MenoCheck(R) and MenocheckPro(R) is the approximately 57 million American women aged 35 to 60 who may begin to enter the perimenopausal or menopausal stages of life. We believe that approximately 40 million women in the United States are now experiencing menopause. With the aging of the populace, we believe that this number is expected to increase over the next decade. The length of perimenopause can be from two to ten years and varies from woman to woman. We believe this fact represents an opportunity for repeat menopausal testing within the segment as more women begin and continue to track their transition to menopause.

         Our marketing strategies for MenoCheck(R) and MenocheckPro(R) are substantially similar in nature. We have deployed a branding strategy for MenoCheck(R) and MenocheckPro(R) that uses the market acceptance of the MenoCheck(R) product in the OTC market to increase sales and brand awareness of the MenocheckPro(R) product in the POC market, and vice versa. For example, we believe that consumer use and awareness of MenoCheck(R) in the OTC market will increase the awareness and adoption of MenocheckPro(R) by health care providers in the POC market. Conversely, we believe that the broad marketing and distribution of MenocheckPro(R) to health care providers in the POC market will in turn also increase retail sales of MenoCheck(R) in the OTC market. We anticipate that the credibility achieved through broad distribution within the OTC and POC markets will establish overall product confidence in our brands in the minds of consumers.

         In 2005, we used a broad spectrum of marketing methods to support MenoCheck(R) and MenocheckPro(R), including direct marketing tools such as public relations, print advertising, Internet advertising, radio and television advertising, product sampling and direct mail campaigns. We also used co-operative advertising, which allows us to team up with a specific retailer or store to promote our products using advertising, targeted marketing and coupon promotions. We also took advantage of indirect marketing tools, including our participation in consumer-related and professional medical conventions.

         Fem-V(TM). The target market for Fem-V(TM) includes the approximately 40 million American women aged between 18 and 49 who have reported as having at least one vaginal infection per year. Given that evidence exists linking certain vaginal infections with increased health risks, and that vaginal infections are the most frequent reason why American women see their healthcare providers annually, we believe that women will appreciate the Fem-V(TM) product because it allows them to perform this test discreetly in the privacy of their own home. Vaginal infections can reoccur, and often do over time in women who suffer from them. Therefore, we believe there also exists an opportunity for repeat purchases within this target market.

         During 2005, we have been developing our branding strategy for our Fem-V(TM) product in anticipation of launching Fem-V(TM) in the second quarter of 2006. We have developed a media campaign to announce the introduction of Fem-V(TM), including the use of public relations companies, press releases and advertising. As we continue to market Fem-V(TM), and based on recorded sales of this product, market feedback and other factors, we will reassess our marketing efforts and may utilize additional or other marketing strategies, including co-operative advertising and promotions, advertising through the broadcast and Internet media, infomercials, direct mail, product sampling and participation in consumer-related and professional medical conventions.

COMPETITION

         MenoCheck(R) and MenocheckPro(R). We believe that, to date, direct competition for our retail OTC menopausal product is limited to a single competitor, Amerifit Nutrition, Inc. Amerifit, makers of a menopause-related nutraceutical supplement called Estroven(R), introduced the Estroven(R) Menopause Monitor(TM) in early 2004. The Estroven(R) Menopause Monitor(TM) functions in a manner substantially similar to MenoCheck(R), with an equivalent stated level of accuracy. However, based on our market research, we believe the Estroven(R) Menopause Monitor(TM) has been cleared by the FDA only for OTC sale to consumers, and, unlike MenocheckPro(R), is not currently approved for in-office use by healthcare professionals. There can be no assurance, however, that the Estroven(R) Menopause Monitor(TM), or a similar competitive product, will not obtain FDA approval for professional in-office use by health care providers in the future.

         Similarly, there can also be no assurance that a direct retail OTC competitor, such as a private label store brand, will not be introduced in the future to compete against MenoCheck(R). In related product categories, such as at-home pregnancy testing, these private label brands have emerged as competitors to branded products in similar segments. While private label competitors currently do not exist in the non-invasive menopause diagnostic test category as competitors to MenoCheck(R), there can be no assurance that they will not exist in the future.

         In addition to direct OTC competition we face, our menopause diagnostic products also compete with the traditional and invasive FSH-based blood tests. These blood tests provide a quantitative measure of the patient's FSH level with at least the same degree of accuracy as our products. However, blood tests are more time consuming and considerably more expensive than our products, and they also require that blood be drawn by a healthcare professional outside the comfort and privacy of the patient's home. Our marketing strategy is to attempt to change the consumer's and clinician's mindset regarding these traditional menopause testing methods in the same way that the OTC home pregnancy tests changed how women initially test for and confirm pregnancy.

         We purchase our menopause testing products under a non-exclusive distribution agreement from ABI. To date, we do not believe that ABI sells these products to another marketer and we are not aware of any other companies that are currently acquiring these products for distribution from ABI, although ABI has the right at any time to sell its products to other companies that compete or in the future may compete with us. We are aware of products that appear to be competitive to ours, with distribution limited, to our knowledge, to certain Internet web sites. We believe, however, that the competition from these products will not have a material adverse effect upon us.

         Fem-V(TM). To our knowledge, we believe that Fem-V(TM) is the first OTC diagnostic product designed for the detection of vaginal infections. We believe that it is also currently the only FDA-cleared vaginal infection test that features a convenient pantiliner design, and that to date there are no direct competitors for this product. There can be no assurance, however, that products competitive to Fem-V(TM) will not emerge in the future.

         We believe that our Fem-V(TM) product will also compete with traditional in-office and in-laboratory testing methods. However, given the studies that indicate that the majority of women today are not effectively diagnosing vaginal infections, we believe that Fem-V(TM) will be readily accepted and used by women as an effective non-invasive method of testing for vaginal infections in the comfort and privacy of their own home before they seek treatment or discuss their symptoms with a healthcare provider. In this regard, we believe Fem-

V(TM) will become a first step in the process of diagnosing and treating vaginal infections, with the more traditional diagnostic testing methods being used by the healthcare provider to confirm a diagnosis before beginning a prescriptive medicine regimen.

GOVERNMENT REGULATION

         In the United States, the clinical testing, manufacture, labeling, distribution and promotion of medical devices, including our MenoCheck(R), MenocheckPro(R) and Fem-V(TM) non-invasive diagnostic products, are primarily regulated by the Food and Drug Administration, or FDA, under the Food, Drug and Cosmetic Act of 1938, as amended. We are limited in our ability to commence marketing or selling diagnostic products in the United States until clearance or approval is received from the FDA. In addition, certain foreign countries in which we may sell our products in the future impose local regulatory requirements and we would not be able to market or sell such products in any foreign jurisdiction without complying with the applicable regulatory requirements. The preparation and filing of documentation for FDA and foreign regulatory review will be a part of the commercialization of any new diagnostic product that we may seek to sell and can be a lengthy, expensive and uncertain process.

         Medical devices are classified by the FDA into one of three classes -- Class I, II or III -- on the basis of the controls deemed necessary by the FDA to ensure their safety and effectiveness in a reasonable manner. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA's quality system and good manufacturing practice regulations. Class II devices are subject to general and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices. All of our current products and products under development are or are expected to be classified as Class I devices.

         Customers who use diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Improvement Act of 1988, or CLIA. CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." MenocheckPro(R), our only current diagnostic test that is currently sold for use by clinicians, has been categorized as "waived" under CLIA for clinical use in the United States.

         For each of our existing products, the requisite approvals, clearances and waivers were obtained by the manufacturer of the product at its expense, and the manufacturer is responsible for maintaining these approvals, clearances and waivers and for otherwise complying with all applicable laws governing the regulation of medical devices. Our distribution agreements for products currently in development generally require either us or the manufacturer of the product to seek appropriate approvals, clearances or waivers under applicable regulatory laws and regulations. We cannot assure you that our existing products will continue to retain their required approvals, clearances or waivers, or that the standards for such approvals, clearances or waivers will not change in the future. We also cannot assure you that products currently in development will receive the necessary approvals, clearances or waivers to permit us to market and sell them as we intend or to market them in foreign jurisdictions. To the extent that we develop products in the near future, as opposed to licensing and marketing products developed by third parties, we will likely be responsible for obtaining the necessary regulatory approvals, clearances or waivers. Any failure to comply with existing, proposed or amended laws and regulations may have a material adverse effect on our ability to market and sell our existing or future products and on our results of operations.

REIMBURSEMENT

         We currently sell MenocheckPro(R) to medical offices for POC use with patients. For patients covered under a healthcare insurance policy or by a third-party payor, payment for these diagnostic tests is largely based on third-party payor reimbursement. The doctor or other clinician performing the test will submit an invoice to the patient's insurance provider, assuming the patient is covered by insurance. Each diagnostic procedure, and in some instances, specific technologies, is assigned a current procedural terminology, or CPT, code by the American Medical Association. Each CPT code is then assigned a reimbursement level. Third-party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis. Any inability of our products to qualify for reimbursement, or any decrease in the amount of such reimbursement, by third-party payors could have a material adverse effect on sales of MenocheckPro(R) and any future product that is marketed and sold to or through healthcare providers.

PRODUCT LIABILITY

         The marketing and sale of our non-invasive diagnostic products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We may incur product liability claims due to product failure or improper use of products by the user. Inaccurate detection may in some cases result in the failure to administer necessary therapeutic drugs or the administration of unnecessary and potentially toxic drugs. Even with proper use of a product, there may be specific instances in which the results obtained from our products could lead a physician to predict the inappropriate therapy for a particular patient.

         The terms of our existing distribution agreements require, and future agreements may require, that we maintain designated levels of product liability insurance. We currently maintain product liability insurance in the amount of up to $3,000,000 per incident and in the aggregate which, based on our experience and industry practice, we believe to be adequate for our present operations. No assurance can be given that our insurance coverage will be sufficient to fully insure against all claims that may be made against us.

RESEARCH AND DEVELOPMENT

         Our existing products, MenoCheck(R), MenocheckPro(R) and Fem-V(TM), were not developed by us. They were developed and are manufactured by third parties under distribution agreements we have signed with them. To date, we have not incurred any research and development costs. We are currently collaborating with BioPad on the research and development of a non-invasive fetal monitor device, pursuant to which we may incur expenses attributable to research and development. However, we cannot at this time determine the amount of research and development costs that we may incur in the future. Furthermore, we may in the future decide to engage in the research and development of new proprietary products, either on our own or together with one or more partners.

INTELLECTUAL PROPERTY

         We actively seek and in the future will seek, when appropriate and available, protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, trade names, trade secrets, copyrights and contractual arrangements. Specifically, we rely upon confidentiality agreements with our manufacturers, distributors, employees and consultants to protect our confidential and proprietary information. To the extent that we rely on confidentiality agreements and trade secret protections, there can be no assurance that our efforts to maintain the secrecy of our proprietary information will be successful or that third parties will not develop similar inventions, works or processes independently. Although we may in the future apply for patent protection if and when we develop patentable technology, the protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for our technology.

         We license the core technology on which our current products are based from the manufacturers of those products, which in turn either own or license the relevant technology. As to MenoCheck(R) and MenocheckPro(R), we license this technology from ABI on a non-exclusive basis, and as to Fem-V(TM), we license this technology from Common Sense on an exclusive basis in North America, subject to minimum purchase requirements. Our distribution agreements with QuantRX and BioPad covering products under development also contain exclusive licenses for us to market and sell the covered technology in North America.

         The trademarks MenoCheck(R), MenocheckPro(R) and Fem-V(TM) are owned by us. We have two U.S. registered trademarks, MenoCheck(R) and MenocheckPro(R), as well as five pending U.S. trademark applications. We have also filed a trade-mark application in Canada for the trade-mark "MenoCheck." Except for this Canadian trade-mark application, we have not made any trademark or patent filings outside of the United States.

         All other trademarks, service marks and trade names referred to in this annual report are the property of their respective owners.

EMPLOYEES

         We currently have eight employees, all of which work for us full-time. None of our employees are unionized or subject to a collective bargaining agreement, and we do not anticipate unionization of our personnel in the foreseeable future. We have not experienced any strikes or work stoppages and we consider relationships with our employees to be good.

AVAILABLE INFORMATION

         Our Internet address is www.synovahealthcare.com. We make available free of charge on or through our web site a link to all documents we electronically file with or furnish to the SEC as soon as reasonably practicable after such document is filed with, or furnished to, the SEC.

ITEM 2.    DESCRIPTION OF PROPERTY.

         Our offices and principal place of business are located at 1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063. We entered into a lease as of December 22, 2005, for a term of 60 months, expiring on November 30, 2011. The leased space is approximately 4,300 square feet in size and we currently pay rent of approximately $96,700 per year. We believe that these facilities are adequate and suitable for our current and future use.

ITEM 3.    LEGAL PROCEEDINGS.

         From time to time, we may be subject to legal proceedings or claims in the ordinary course of our business and otherwise. As of December 31, 2005, there were no active or pending legal proceedings against us, nor were we involved as a plaintiff in any proceedings or pending litigation. As of December 31, 2005, there are no proceedings in which any of our directors, officers or affiliates, or any record or beneficial holder of more than 5% of our common stock, are an adverse party or have a material interest adverse to us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of our stockholders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

         Since December 12, 2005, our common stock has been quoted on the OTC Bulletin Board under the ticker symbol "SNVH.OB." Between February 10, 2005 and December 12, 2005, our common stock was quoted on the Pink Sheets LLC quotation service under the symbol "SNVH.PK." Prior to February 10, 2005, we were named Advanced Global Industries Corporation and our shares of common stock were then quoted on the Pink Sheets under the ticker symbol "AGBL.PK."

         According to SunGard(R) Data Systems Inc., the following table provides high and low bid prices for a share of our common stock for each fiscal quarter of our last two fiscal years. Prices prior to February 10, 2005 reflect operations of Advanced Global Industries Corporation and not Synova Healthcare, Inc. These bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                               HIGH        LOW
                                            ---------   ---------
YEAR ENDED DECEMBER 31, 2004:

First Fiscal Quarter....................    $   3.00    $   0.15
Second Fiscal Quarter...................        3.00        0.17
Third Fiscal Quarter....................        3.00        0.15
Fourth Fiscal Quarter...................        1.50        0.15

YEAR ENDED DECEMBER 31, 2005:

First Fiscal Quarter....................    $   3.05    $   1.20
Second Fiscal Quarter...................        4.00        1.10
Third Fiscal Quarter....................        2.65        2.35
Fourth Fiscal Quarter...................        3.18        2.25

RECORD HOLDERS AND DIVIDEND POLICY

         As of April 3, 2006, there were approximately 291 holders of record of our common stock, including brokerage firms and clearinghouses holding our common stock in street name for their clients, each of which is considered as one holder. We have not declared or paid a cash dividend in either of the last two fiscal years and we do not expect to pay cash dividends in the foreseeable future. If we do have available cash, we intend to use it to operate and grow our business.

RECENT SALES OF UNREGISTERED SECURITIES

     Synova Healthcare Group, Inc.

         Listed below are sales of unregistered securities effected by the Company during the 2005 fiscal year, except for information that we have previously reported on a Quarterly Report on Form 10-QSB (and amendments thereto) or a Current Report on Form 8-K. Sales prior to February 10, 2005 reflect sales by us prior to our acquisition of Synova Healthcare, Inc.

         o In January 2005, we issued 50,000 shares of common stock to a business consultant in exchange for consulting services, including advice with respect to corporate finance matters. We valued these services at $10,000.

         o In January 2005, we sold 179,932 shares of common stock and received net proceeds of $147,000.

         o On February 10, 2005, as part of the merger with Synova Healthcare, Inc., each holder of Synova Healthcare, Inc. stock received 8.75 shares of our common stock for each share of Synova Healthcare common stock. A total of 735,766 shares of Synova Healthcare, Inc. common stock were converted into 6,437,952 shares of our common stock, and options and warrants to purchase in the aggregate approximately 64,234 shares of Synova Healthcare, Inc. common stock were converted into the right to receive 562,045 shares of our common stock. The exercise price of each Synova Healthcare, Inc. warrant and option was also adjusted accordingly.

         o On February 10, 2005, we commenced a private offering of units to raise up to an aggregate of $3,500,000. Each unit consisted of 50,000 shares of our common stock and a warrant to purchase 40,000 shares of our common stock. The warrants are exercisable at $2.00 per share and have a term of five years following their issuance. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the average trading price of its common stock exceeds $3.00 per share and the average trading volume of its common stock exceeds 33,333 shares per day for each of 20 consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to redeem the warrants for an amount equal to $0.01 per share underlying the warrant. Under certain circumstances, a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. The unit offering closed on March 22, 2005, after we raised an aggregate of $3,500,000 in gross proceeds by selling an aggregate of 70 units to 68 investors, each of whom was believed to have been an accredited investor.

         o In consideration for the placement agent services in the February 2005 unit offering, we issued to each of our placement agents a five-year unit purchase option to purchase
                  3.5 units at a price per unit of $50,000. A resale registration statement has been filed and declared effective that covers the resale of, among other shares, the shares of common stock and warrants issued in the February 2005 unit offering, as well as the shares of common stock underlying the unit purchase options issued to the placement agents.

         o In February 2005, we granted to two of our executive officers non-qualified options to purchase up to 375,000 shares of our common stock at an exercise price of $0.25 per share. These options were to vest upon meeting certain performance goals, as defined in the option agreement. The executives were required to exercise the stock options within 75 days after they become vested. These options have been cancelled and returned to us for no consideration by the two executives as of September 30, 2005.

         o On October 17, 2005, we granted to one of our employees an option to purchase up to 100,000 shares of our common stock at a price of $2.67 per share. This option vests in four equal installments on each of the first four anniversary dates of hire and expires on October 22, 2015.

         o In October 2005, we issued 125,000 shares of common stock to The Video Agency, an advertising service provider, in exchange for services. The value of the stock on the date of issuance was $2.52 per share, or an aggregate of $315,000.

         o In November 2005, we issued 50,114 shares of common stock to investors in our February 2005 unit offering pursuant to the terms of a Registration Rights Agreement we entered into with such investors. These shares were issued as a penalty for failing to meet the deadlines set forth in that agreement for the filing and effectiveness of the registration statement.

         o In November 2005, we issued 20,000 shares of common stock to our transfer agent in satisfaction of $63,000 owed to the transfer agent for services rendered.

         With respect to offers and sales of securities that were effected prior to August 12, 2005 pursuant to a written compensatory benefit plan (or written compensation contract) established by us for the participation of our employees, directors, officers, permitted consultants and advisors, and their family members who acquire securities from them through gifts or domestic relations orders, we believe that such offers and sales were exempt from registration under the Securities Act in reliance upon (i) Rule 701 promulgated under Section 3(b) thereof, (ii) Section 4(2) thereof, and/or (iii) Rule 506 promulgated under
Section 4(2) thereof. Consultants and advisors who were offered and sold securities in reliance upon Rule 701 were natural persons providing bona fide services to us, other than in connection with a capital raising transaction or the promotion of a market for our securities. Restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities or agreements relating thereto.

         We believe that these offers and sales were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 thereunder because the subject securities were sold to a limited group of persons, each of whom was believed to have been (i) either an accredited investor or a sophisticated investor at the time of the sale and had a pre-existing business or personal relationship with us, our management or a placement agent engaged by us, and
(ii) purchasing the securities for investment without a view to resale or further distribution. Restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities and/or agreements relating thereto. We believe no form of general solicitation or general advertising was made in connection with the offer or sale of these securities.

         With respect to all other offers and sales of securities made within the United States described above, we believe that such transactions were effected without registration under the Securities Act in reliance upon the exemptions provided by Rule 506 and/or Section 4(2) thereunder, for the reasons set forth in the paragraph above.

         Offers and sales made outside the United States were made in reliance upon Regulation S promulgated under the Securities Act, because the subject securities were sold to persons believed not to have been "U.S. Persons" as defined in Regulation S, and in compliance with the other terms and conditions of Regulation S. Restrictive legends were placed on certificates evidencing the common stock and/or agreements relating to the right to purchase such shares. We believe no form of directed selling efforts, as defined in Regulation S, was used in the offer or sale of these securities.

     Synova Healthcare, Inc.

         Listed below are sales of unregistered securities effected by Synova Healthcare, Inc. from January 1, 2005 until its merger with Synova Healthcare Group, Inc. on February 10, 2005. All shares and per share prices listed below have been adjusted to reflect the conversion of Synova Healthcare, Inc. common stock into our common stock in the merger at a conversion ratio of 8.75 to 1.

         o In January 2005, Synova Healthcare, Inc. granted an employee stock option to purchase 525 shares of common stock at an exercise price of $0.0011 per share. This option was vested immediately and expires on January 12, 2015.

         o In January 2005, Synova Healthcare, Inc. issued 17,500 shares of common stock in exchange for accounting services valued at $15,000.

         o In January 2005, Synova Healthcare, Inc. issued 351,155 shares of common stock to KSR Associates, Inc. as compensation for corporate finance matters and strategic planning consulting services. These shares had an aggregate value of $300,990 when granted.

         o In January 2005, Synova Healthcare, Inc. issued a warrant to purchase 226,625 shares of common stock to The Emerson Group for retail sales assistance. When the warrant was issued, the underlying shares had an aggregate value of $221,000. This warrant has an exercise price of $0.00044 per share and expires January 12, 2015.

         o In January 2005, Synova Healthcare, Inc. issued a warrant to purchase 17,935 shares of common stock to KSR Associates, Inc. for services rendered relating to corporate finance and strategic planning matters. This warrant is exercisable at $0.86 per share and expires January 2015.

         o In January 2005, Synova Healthcare, Inc. issued warrants to purchase 2,450 shares of common stock to two advertising consultants for services rendered. These warrants are exercisable at $0.011 per share. When these warrants were issued, the shares underlying each warrant had an aggregate value of $2,105.

         o In January 2005, Synova Healthcare, Inc. issued a warrant to purchase 5,810 shares of common stock to a consultant for advertising consulting services. This warrant is exercisable at $0.0011 per share. When this warrant was issued, the underlying shares had an aggregate value of $4,990.

         With respect to offers and sales of securities that were effected pursuant to a written compensatory benefit plan (or written compensation contract) established by Synova Healthcare, Inc. for the participation of its employees, directors, officers, permitted consultants and advisors, and their family members who acquire securities from them through gifts or domestic relations orders, we believe that such offers and sales were exempt from registration under the Securities Act in reliance upon (i) Rule 701 promulgated under Section 3(b) thereof, (ii) Section 4(2) thereof, and/or (iii) Rule 506 promulgated under Section 4(2) thereof. Consultants and advisors who were offered and sold securities in reliance upon Rule 701 were natural persons providing bona fide services to Synova Healthcare, Inc., other than in connection with a capital raising transaction or the promotion of a market for its securities. Restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities and/or agreements relating thereto.

         We believe that these offers and sales were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 thereunder because the subject securities were sold to a limited group of persons, each of whom was believed to have been (i) either an accredited investor or a sophisticated investor at the time of the sale and had a pre-existing business or personal relationship with Synova Healthcare, Inc., its management or a placement agent engaged by it, and (ii) purchasing the securities for investment without a view to resale or further distribution. Restrictive legends stating that the securities may not be offered and sold absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities and/or agreements relating thereto. We believe no form of general solicitation or general advertising was made in connection with the offer or sale of these securities.

         With respect to all other offers and sales of securities described in this section, we believe that such transactions were effected without registration under the Securities Act in reliance upon the exemptions provided by Rule 506 and/or Section 4(2) thereunder for the reasons set forth in the paragraph above.

ISSUER REPURCHASES OF EQUITY SECURITIES

         During 2005, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) purchased any of our shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB. This discussion and analysis contains forward-looking statements relating to our future events or our future financial performance. These forward-looking statements involve certain risks, uncertainties and assumptions. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Our actual financial results and performance may differ materially from those anticipated. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters set forth under the caption "Risk Factors" below. You are cautioned not to place undue reliance on forward-looking statements contained in this quarterly report as they speak only as of the date of this annual report. We do not undertakes any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See "Item 1. Description of Business - Forward Looking Statements."

         Unless the context indicates otherwise, all share and per share amounts stated in this section, including the exercise price of warrants and options, have been adjusted as described above to reflect our acquisition of Synova Healthcare, Inc. on February 10, 2005 as described in more detail below.

HISTORY AND BACKGROUND

         We were formed as a Nevada corporation on September 1, 1998 under the name Centaur Capital Group, Inc. Our initial business strategy was to use human genetics in order to discover novel pharmaceuticals, but this business never developed and was abandoned in 2001. We changed our name numerous times since our original formation, but as of December 31, 2004 our name was Advanced Global Industries Corporation. We were a development stage company with no active business from the time of our original formation until our acquisition of Synova Healthcare, Inc., the entity that prior to this acquisition operated our current business.

         In December 2004, we entered into a letter of intent to merge with Synova Healthcare, Inc. In connection with that merger, on January 12, 2005, we changed our name from Advanced Global Industries Corporation to Synova Healthcare Group, Inc. and entered into a definitive merger agreement with Synova Healthcare, Inc. On February 10, 2005, our wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger. In connection with the merger, each outstanding share of Synova Healthcare, Inc. common stock was cancelled and converted into the right to receive 8.75 shares of our common stock. Each outstanding option, warrant and other right to purchase Synova Healthcare, Inc. common stock was cancelled and converted into an option, warrant or right to purchase 8.75 shares of our common stock, with appropriate adjustments to the applicable exercise prices of these options, warrants and rights. Immediately upon the consummation of the merger, the Synova Healthcare, Inc. stockholders and the holders of Synova Healthcare, Inc. stock options or other convertible securities held approximately 70% of our outstanding voting stock on a fully-diluted basis. Synova Healthcare, Inc. is now our wholly owned operating subsidiary.

         Immediately after the consummation of the merger, persons who had owned Synova Healthcare, Inc. common stock and common stock equivalents immediately prior to the merger held approximately 70% of our outstanding voting stock on a fully-diluted basis. As a result of the merger, Synova Healthcare, Inc. became our wholly owned operating subsidiary. Under generally accepted accounting principles, the merger is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is accounted for as a change in capital structure rather than under the purchase method of accounting, equivalent to the issuance of stock by Synova Healthcare, Inc. in exchange for our net monetary assets followed by a recapitalization. Accordingly, the accounting for the share exchange is identical to that of a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the legal acquiror, Synova Healthcare Group, Inc., are those of the legal acquiree, Synova Healthcare, Inc. which are considered to be the accounting acquiror.

         In February 2005, we commenced a private offering of units to raise up to an aggregate of $3,500,000. Each unit consists of 50,000 shares of our common stock and a warrant to purchase 40,000 shares of our common stock, and was sold for a purchase price of $50,000 per unit. The warrants are exercisable at $2.00 per share and, subject to certain rights we have to call the redemption of the warrants, have a term of five years following their issuance. The unit offering closed on March 22, 2005, raising an aggregate of $3,500,000 by selling an aggregate of 70 units. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. The registration statement filed for this purpose was declared effective by the SEC on August 12, 2005. The primary purpose of the merger and unit offering structure was to enable us to raise funds that we would initially need to develop and grow our business.

         In October 2005, we commenced a second offering of units to raise up to an aggregate of $7,000,000. Each unit consists of 25,000 shares of our common stock and a warrant to purchase 12,500 shares of our common stock, and was sold at a purchase price of $50,000 per unit. The warrants were exercisable at $4.00 per share, and subject to our right to call the redemption of the warrants under certain conditions, have a term of two years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As of December 31, 2005, we sold approximately 27.1 units and raised gross proceeds of $1.35 million from sales of units in this offering. In February 2006, the terms of this offering were amended as described in "Item 1. Description of Business - Recent Developments."

BUSINESS OVERVIEW

         We are focused on the development, distribution, marketing and sales of non-invasive medical diagnostic tests that allow consumers and healthcare professionals alike to rapidly and accurately diagnose and monitor the onset of certain medical conditions. We currently are concentrating our efforts in the women's health care sector. Our goal, where appropriate, is to supplant traditional, more invasive diagnostic testing techniques, such as blood or serum tests, by offering a rapid and accurate, less invasive, and more cost effective test alternative for use at the very point where its use is desired - either in-home or at a healthcare provider's office - by consumers and clinicians.

         We currently market and sell under the brand names MenoCheck(R) and MenocheckPro(R) in-home and in-office non-invasive diagnostic tests used to detect and diagnose the onset of menopause. In the second quarter of 2006, we plan to expand our product portfolio by introducing Fem-V(TM), a non-invasive diagnostic test designed to assist women in detecting and diagnosing the presence of vaginal infections. We are also jointly developing with BioPad a non-invasive fetal monitor for expectant mothers. Furthermore, we have recently signed a distribution agreement with another medical device manufacturer to develop for us additional products to expand our women's health care line. We continue to identify and develop additional non-invasive diagnostic product opportunities, and we are committed to building a portfolio of these products.

         We distribute and sell our OTC products to retail customers through drug stores, grocery stores and other retail outlets. Our POC products are also distributed to patients by medical professionals through medical supply companies. We presently market and sell our products only in the United States.

     Existing Products

         MenoCheck(R) and MenocheckPro(R). MenoCheck(R) and MenocheckPro(R), are in-home and in-office, respectively, non-invasive urine tests for use in detecting and diagnosing the onset of menopause. MenoCheck(R) is an OTC product that enables women to easily and accurately determine whether they have entered the menopausal stage of their lives. MenoCheck(R) functions in a manner similar to the OTC pregnancy tests that are commonly used today. MenocheckPro(R) is an FDA-approved diagnostic for POC testing that enables physicians to quickly and accurately determine whether their patients have entered menopause.

         Fem-V(TM). In the second quarter of 2006, we will begin to distribute and sell the Fem-V(TM) Vaginal Infection Test. This product is a convenient, easy-to-use non-invasive self-test for women who believe their vaginal discharge to be abnormal and who suspect the presence of a vaginal infection. Fem-V(TM) has been developed in a convenient pantiliner design, with a removable diagnostic test strip. This test is intended to give an initial indication regarding the potential causes of abnormal vaginal discharge and assists women in determining whether a doctor visit is required, or whether an over-the-counter treatment may be considered for the treatment of the symptoms.

     New Business Development

         Developing new products for distribution through our partners is critical to our success. All of our net sales for 2005 were derived from sales of our MenoCheck(R) and MenocheckPro(R) products. We believe that, in order to be successful, we must develop additional products for sale through our points of distribution. Therefore, a substantial amount of management time and effort was expended in 2005, and will be spent in the future, to enter into distribution agreements with companies that develop or manufacture products that are consistent with our strategy. As a result of our efforts, in 2005 we entered into the following distribution agreements with respect to products we intend to develop and market in the future:

         o BioPad Ltd.: We and BioPad Ltd., an early stage Israeli research and development company, have agreed to jointly develop a non-invasive fetal monitoring medical device. We will be the exclusive distributor of this product in the United States, Canada and Mexico. We also hold a right of first offer in all other global geographic territories. In connection with this distribution agreement, in January 2006 we completed the acquisition of a 25% interest in BioPad for approximately $2.6 million in cash.

         o QuantRX Biomedical Corporation. Formerly known as A-Fem Medical Corporation, QuantRX is currently developing products for us designed to expand our offerings in women's healthcare. QuantRX has access to proprietary technology and the manufacturing capacity to rapidly develop, and efficiently produce, non-invasive diagnostic tools for POC applications.

         There can be no assurance that we will be successful in selling any of the above products, or that we will generate enough sales from the sale of these products to recover our significant investment of our resources in these relationships. Management expects to continue to expend a substantial amount of time and effort pursuing other opportunities to obtain rights to sell products through our points of distribution. Also, the markets for these products are characterized by evolving industry and regulatory requirements which may result in product or technology obsolescence. There can be no assurance that we can successfully identify new product opportunities and develop and bring new products and services to the market in a timely manner. Furthermore, we have had little historical operating background in this business, and thus the likelihood that we may succeed at these efforts cannot presently be determined.

         Management expects that it will pursue other licensing or acquisition opportunities in the future as part of its business development efforts. There can be no assurance that we will be able to complete any such opportunities or that we will have the funds or other capital necessary to complete any such acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions that we believe are reasonable are based upon the information available at the time the estimates or assumptions are made. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting polices which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Revenue Recognition. We sell our products to a number of leading national and regional retailers and wholesalers, both directly and through the services of external sales brokers. In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when:

         o persuasive evidence of a customer or distributor arrangement exists or acceptance occurs;

         o        a retailer, distributor or wholesaler receives the goods;

         o        the price is fixed or determinable; and

         o        collectibility of the sales revenues is reasonably assured.

         Subject to these criteria, except with respect to retailers, distributors or wholesalers that buy products from us on pay-on-scan terms and except as otherwise described below, we will generally recognize revenue at the time its merchandise is received by the retailer, distributor or wholesaler.

         We recognize revenue from pay-on-scan sales when we are notified of the sales of goods by the retailer to its customer through weekly sales data.

         Another exception to our general revenue recognition policy stated above exists when we have entered into an arrangement with a retailer, wholesaler or distributor that has the right to return to us any product that was not sold or otherwise failed to meet the customer's expectations. Under these terms, the sale of product to the retail customer would be considered contingent upon the retail customer's resale of the product to its customer. Therefore, the recognition of revenue upon actual shipment of product to such retail customer is not permitted in accordance with SAB 104 until the retail customer's actual resale of the product. We are generally notified of sales by these retailers through a third party's publication of weekly sales data.

         Based on the monitoring of sales activity and the reordering patterns of our major customers, we have at this time established an allowance for returned product. We have experienced returns in the normal course of business and expect to do so in future periods. We will continue to monitor sales activity and our customer ordering patterns to determine in the future whether the return allowance amount is reasonable based upon actual and expected return activity.

         Allowance for Doubtful Accounts. We consider accounts receivable to be fully collectible; accordingly, we have not provided for an allowance for doubtful accounts. As amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. Our analysis includes the age of the receivable, creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsen.

         Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices and is stated at the lower of cost -- determined by the first-in, first-out method -- or market. An allowance has been provided for expired product and product which will expire within 120 days from year end.

         We have a formal policy for returns, solely for unsaleable product. We use a return allowance procedure to issue authorizations to retailers to destroy or return damaged or expired product. This ensures that we can effectively govern and oversee the amounts and reasons for any return of unsaleable product. The method we use to determine return exposure for unsaleable product in a distribution channel consists of analyzing the orders from our customers to ensure they correlate with the product movement at the point of sale. In order to do this effectively, many different factors are considered, including:

         o        Ex-factory sales analysis
                  o We assess the size and frequency of the orders, by customer.
                  o We verify that the size and frequency of the orders correlate with our current channel estimates.

         o        Point-of-Sale Analysis
                  o We receive actual sales information from our customers, either directly or indirectly.
                  o We receive indirect customer sales information from two different data sources.

         o        Metric Analysis

                  o Using data obtained from similar customers, we are able to reasonably estimate point-of-sale levels at a retailer that does not report sales.
                  o We use a metric, such as estimated units sold per store or retailer, upon which we base our estimates.
                  o We validate these estimates with reports that we obtain from the retailer.

         o        Business Planning
                  o Each year we establish a business plan for each customer, which includes sales estimates and cooperative advertising estimates.
                  o When we assess inventory levels, we also consider upcoming promotional activities and co-operative advertising initiatives, as these efforts may cause periodic increases in sales.
                           |X| For example, if a retailer is having a promotion to drive sales, we can reasonably expect based on prior experience that the retailer will order more product during that period.
                           |X| Similarly, historical evidence suggests that when we launch major marketing initiatives, we cause sales to rise at the point of sale.
                           |X| As a result of these efforts, existing inventory for the channel would normally diminish, which would trigger an increase in order activity from channel customers.

         Using the above information, along with management guidance, we can readily determine exposure due to returns that may result from unsaleable product and record an allowance for product returns, if deemed necessary.

         Impairment of Long-Term Investments. Beginning in fiscal year 2006, we will evaluate our long-term investment, namely our interest in BioPad, for impairment on an annual basis or more frequently if required. The impairment, if any, is measured by the difference between the carrying amount of this investment and its fair value, based on the best information available, including discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of our long-term investments are affected by factors such as the ongoing financial performance of the investment, additional capital raises by the investee, as well as general changes in the economy. We did not have any investments in 2005 that required an evaluation for impairment.

         Advertising Expenses. Advertising costs are expensed as incurred. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, prepaid advertising represents advertising distribution and monitoring costs with respect to advertisements in various media that have not yet aired.

         We treat temporary price reduction, or TPR, programs, merchandising fees, co-operative advertising and slotting expenses as a reduction to our gross sales. We record the liability for temporary price reduction expenses when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to us in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, if the TPR recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

         EITF 01-09 requires that cash consideration, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price and, therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, under EITF 01-09, if the consideration recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

         Stock-Based Compensation. In 2005, we accounted for stock-based compensation in accordance with

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which for employee stock options permits the use of the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As permitted by SFAS No. 123, we accounted for stock-based compensation under APB Opinion No. 25, under which we did not recognize compensation expense for employee granted options except for such options issued with an exercise price less than the fair market value on the date of grant.

         We use the Black-Scholes valuation model for determining the fair value of our options and warrants where required. This model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Thus, changing these assumptions can have a significant impact on our option and warrant valuations and related expenses. Under SFAS No. 123, we are required us to disclose in the notes to our consolidated financial statements the pro forma effects for accounting for stock-based compensation as if we had used the fair value method instead of the intrinsic value method for applicable stock-based compensation where compensation expense was not recorded.

         Beginning in 2006, SFAS No. 123 (revised 2004), Share-Based Payment, has eliminated our ability to account for share-based compensation transactions effected after January 1, 2006 using the intrinsic value method under APB Opinion No. 25. SFAS No. 123R requires instead that such transactions be accounted for using a fair-value-based method. See " - Recent Accounting Pronouncements."

RESTATEMENT OF PRIOR UNAUDITED FINANCIAL RESULTS

         On March 14, 2006, after consultation among management, our Audit Committee and Morison Cogen LLP, our independent registered public accounting firm, we concluded that our previously issued financial statements at and for the six months ended June 30, 2005 and the nine months ended September 30, 2005 required restatement. We determined that during these interim periods, we incorrectly recorded revenue upon shipment of product to a new major retail customer and that we should have appropriately recorded revenue upon resale of the product by the new customer. The arrangement with the new customer extended the right to return to us any product that was not sold or otherwise failed to meet the retail customer's expectations. Under these specific terms, the sale of product to the retail customer was essentially contingent upon the retail customer's resale of the product. Therefore, the recognition of revenue upon actual shipment of product to such retail customer was not permitted under generally accepted accounting principles, and instead should have been properly recognized upon the retail customer's actual resale of the product.

         Accordingly, we restated these interim financial statements to properly record revenue in accordance with generally accepted accounting principles. On April 6, 2006, we amended our Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2005 and September 30, 2005 to include the restated interim financial statements. The restatements required the previously reported information in its interim results of operations to be adjusted by the amounts set forth below:

                                         FOR THE THREE      FOR THE SIX      FOR THE THREE          FOR THE NINE
                                          MONTHS ENDED      MONTHS ENDED      MONTHS ENDED          MONTHS ENDED
        RESTATEMENT ADJUSTMENT           JUNE 30, 2005     JUNE 30, 2005   SEPTEMBER 30, 2005    SEPTEMBER 30, 2005
--------------------------------------  ---------------   --------------    -----------------   -------------------

(Decrease) in net sales...............  $    (44,723)      $   (44,723)      $    (44,159)          $   (88,882)
(Increase) in loss from operations....  $    (36,069)      $   (36,069)      $    (35,615)          $   (71,684)
(Increase) in net loss................  $    (36,069)      $   (36,069)      $    (35,615)          $   (71,684)
(Increase) in basic net loss
           per share .................  $      (0.01)      $     (0.00)      $      (0.01)          $     (0.01)

Our financial statements for the year ended December 31, 2005 reflect all adjustments included as part of these restated interim financial statements.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

         Net Sales. The following table sets forth information regarding our total gross and net sales categorized by customer type and on an aggregate basis.

                      GROSS AND NET SALES BY CUSTOMER TYPE

                                                                     FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                             ---------------------------------
                                                                   2005              2004
                                                              --------------     -------------
       OTC SALES:
       Gross OTC sales..................................       $    456,190       $  788,518
       Less:
            Damages and other returns...................             97,280            2,490
            Co-operative advertising....................            199,907          309,889
            Coupons, rebates and promotions.............              8,150           24,529
                                                               ------------       ----------
       Net OTC sales....................................       $    150,853       $  451,610
                                                               ============       ==========
       POC SALES:
       Gross POC sales..................................       $     51,510       $    8,688
       Less:
            Damages and other returns...................                 34            1,998
                                                               ------------       ----------
       Net POC sales....................................       $     51,476       $    6,690
                                                               ============       ==========

       TOTAL SALES:
       Gross Sales......................................       $    507,700       $  797,206
       Net Sales........................................       $    202,329       $  458,300

Net sales consist of product sales, net of product returns, costs associated with temporary price reductions, or TPRs, and co-operative advertising expenses. Net sales decreased $255,971, or 55.8%, to $202,329 for the year ended December 31, 2005, from $458,300 for the year ended December 31, 2004. This decrease was attributable in part to an overall decline in the number and dollar value of diagnostic test units sold in 2005 compared to 2004. Also, as shown above, in 2005 we incurred an additional $94,790 in damages and other returns as compared to 2004, which resulted from the aging of product manufactured in 2004 that expired in 2005 prior to sale. Finally, our co-operative advertising expenses as a percentage of gross sales increased from 39% in 2004 to 45% in 2005, meaning that in 2005 we spent a greater proportion of each gross sales dollar on these advertising expenses as compared to 2004.

         Our net sales from 2004 to 2005 distinguished by customer type were as follows:

                  OTC. Net OTC sales decreased by $307,447, or 67.1%, to $150,853 for the year ended December 31, 2005 from $458,300 for the year ended December 31, 2004. The decrease resulted primarily from the loss from period to period of approximately 55% in gross OTC sales and 100% of net OTC sales to one of our significant retail distributors. However, according to published industry information, our share of the overall OTC market increased to 23.6% for 2005 from 21.4% for 2004.

                  POC. Net POC sales increased by $44,786, or 669%, to $51,476 for the year ended December 31, 2005 from $6,690 for the year ended December 31, 2004. This increase in net POC sales resulted from our increased marketing and advertising of our MenocheckPro(R) product to physicians and medical practices.

         Cost of Net Sales. Cost of net sales increased by $48,097, or 28.1%, to $219,180 for the year ended December 31, 2005, from $171,083 for the year ended December 31, 2004. The increase in cost of net sales was primarily attributable to an increase in the amount of inventory write-offs and reserves, which totaled $102,941 in 2005. We neither experienced inventory write-offs nor established a reserve for return allowances in 2004.

         Cost of net sales as a percentage of net sales increased to 108% for the year ended December 31, 2005 from 37.3% for the year ended December 31, 2004. The increase in cost of net sales as a percentage of net sales was caused by an increase in the amount of inventory write-offs and reserves, coupled with an increase in our co-operative advertising costs associated with such net sales, which advertising costs are subtracted from gross sales to arrive at realized net sales.

         Selling and Marketing Expenses. Selling and marketing expenses increased by $2,065,128, or 286%, from $723,122 for the year ended December 31, 2004 to $2,788,250 for the year ended December 31, 2005. The increase in selling and marketing expenses reflected an increase of $37,803 related to direct selling expenses and brokerage services and an increase of $2,027,325 related to other marketing expenses. These other marketing expenses were comprised of an increase of $1,090,078 related to the launch of nationwide radio and print advertising campaigns for our products, $481,478 related to direct sampling and mail advertising initiatives directed at the OTC market and an increase in public relations and marketing research expenses of $325,406. In connection with our launch of MenocheckPro(R), we also increased our selling and marketing expenses by $131,263 in relation to the POC market, including conducting clinician-based market research, creating a medical advisory board and initiating a POC direct mail campaign.

         Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees, and these expenses increased $38,656, or 6.1%, from $633,014 for the year ended December 31, 2004 to $671,670 for the year ended December 31, 2005. This increase resulted primarily from our increase in our headcount to six full-time employees by December 31, 2005, including the hiring of our Chief Financial Officer, as compared to three full-time employees at December 31, 2004. This increase in personnel expenses was offset by a decrease in the expense associated with options granted to key employees, which amounted to $787 during 2005, down from $149,700 during 2004.

         General and Administrative Expenses. General and administrative expenses increased $824,772, or 236%, from $348,867 for the year ended December 31, 2004 to $1,173,139 for the year ended December 31, 2005. The increase in general and administrative expenses was driven primarily by an increase of $405,630 attributable to professional fees and consulting expenses associated with our February 2005 acquisition of Synova Healthcare, Inc. and our becoming a public reporting company in August 2005, an increase of $30,889 in insurance expenses incurred in connection with our becoming a public company, penalties of $107,882 incurred under our registration rights agreements, and an increase in business development expenses of $262,200 incurred in connection with the three distribution agreements we signed in 2005.

         Operating Loss. Our operating loss increased by $3,232,124, or 227%, from $1,417,786 for the year ended December 31, 2004 to $4,649,910 for the year ended December 31, 2005. Most of this increase in our operating loss was attributable to the increase in selling and marketing expenses and general and administrative expenses discussed above.

         Net Loss. Our net loss increased by $3,344,229, or 227%, from $1,472,684 for the year ended December 31, 2004 to $4,816,913 for the year ended December 31, 2005. This increase occurred primarily as a result of the increase in our operating loss from year to year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash on Hand. As of December 31, 2005, we had $204,576 in cash on hand compared to $10,554 in cash on hand as of December 31, 2004. Of the $204,576 cash on hand as of December 31, 2005, however, $184,085 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with our lease of our principal executive offices. The increase in cash on hand of $194,022 from December 31, 2004 resulted from net proceeds received from our 2005 unit offerings and net borrowings, offset by cash used in our operating and investing activities.

         Cash Used in Operating Activities. Our operating activities used $3,401,206 in cash for the year ended December 31, 2005, as compared to $1,094,560 in cash used in our operating activities for the year ended December 31, 2004. This differential was primarily attributable to the increase in operating loss, offset in part by our issuance of stock and warrants for services, the amortization of deferred loan cost, the payment of a registration rights penalty and a decrease in accounts receivable and inventory.

         Cash Used in Investing Activities. Our capital expenditures for the year ended December 31, 2005 were $819,762, an increase from $2,132 for the year ended December 31, 2005. The substantial majority of this increase in cash used in investing activities was attributable to our investment in BioPad. We also invested in computer and office equipment for working personnel during 2005.

         Cash Provided by Financing Activities. Financing activities provided cash of $4,414,990 for the year ended December 31, 2005, compared to cash provided of $1,086,130 for the year ended December 31, 2004. The increase in financing activity cash was related to our capital raising activities in 2005, which primarily consisted of our receipt of $2,933,100 in net proceeds for the issuance of stock in January 2005 and units in our February 2005 unit offering, $300,960 from the exercise of warrants acquired as part of that offering, proceeds from new loans aggregating $433,810 net of loan repayments, and our receipt of $747,120 in net proceeds during 2005 for the issuance of units in our October 2005 unit offering.

         Capital Resources. As of December 31, 2005, our working capital deficit was $1,142,294, which was a decrease of $1,464,846 from working capital of $322,552 at December 31, 2004. This decrease is a result of the losses incurred for the year ended December 31, 2005, inventory write-offs and deposits to fund in part our investment in BioPad.

         As of December 31, 2005, we issued 152,000 shares of common stock in exchange for common stock purchase warrants that had been exercised at a price of $2.00 per share. These warrants were issued in connection with our February 2005 unit offering. We received net proceeds of $300,960 from the exercise of these warrants, net of offering costs of $3,040.

         On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matured six months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matured six months from August 31, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger is convertible, if their respective loans are not repaid in full at maturity, into common stock at a price equal to 50% of the average closing price per share of the common stock for the 20 trading days preceding the maturity date. As of March 31, 2006, we repaid all principal and interest due under both of these loans in full.

         We have secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan is for a one-year term and bears interest at a rate of 5.25% per year. The line of credit is also for a one-year term and bears interest at Wachovia Bank's prime rate, plus .50%. The interest rate under the line of credit was 6.75% as of December 31, 2005. There are no financial covenants associated with the term loan or line of credit. These obligations are secured and collateralized with a money market account and certain other of our assets. These obligations are also guaranteed by Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer. Both the line of credit and the term loan expire on April 28, 2006. We believe we can renegotiate a new line of credit at that time. As of December 31, 2005, we had borrowed $200,000 under the line of credit and $161,085 under the term loan.

         We estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until June 30, 2006. However, we expect that we will need additional debt or equity financings or arrange for alternative sources of temporary or permanent financing to meet our liquidity requirements beyond June 30, 2006. See " - Going Concern and Plan of Operations" below. There can be no assurances that the proceeds from our ongoing unit offering or other capital transactions will continue to be available, that our net sales will increase to assist with our cash needs, that a sufficient amount of our securities can or will be sold, or that any of our common stock purchase warrants will be exercised to fund our operating needs.

         Going Concern and Plan of Operations. In its report dated March 17, 2006, our registered independent public accounting firm, Morison Cogen, LLP, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this annual report have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Since we have not generated sufficient revenues from operations to meet our operating expenses, we have historically financed our operations primarily through issuances of equity and the proceeds of our debt instruments. In the past, we have also sought to alleviate our cash needs by relying on the issuance of stock, options and warrants to fund certain operating costs, including consulting and professional fees. We expect that in 2006 we will continue to require additional capital for our working capital needs and to fund our operations. These funds may not be available in sufficient amounts or at all. Our operations and success in 2006 is dependent in substantial part upon obtaining further financing, and these conditions raise substantial doubt about our ability to continue as a going concern.

         We are optimistic about our ability to raise additional capital as needed to support operations. In support of this view, management has been fully engaged in locating sources of capital, and in the first quarter of 2006, we have raised approximately $3.0 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. We have also received in the first quarter of 2006 net proceeds of $269,280 from the exercise of common stock purchase warrants issued in our February 2005 unit offering.

         We are in the process of locating long-term debt or equity financing. While we believe we can obtain this financing on terms acceptable to us, if we are not successful in finding permanent debt or equity financing, we will need to expend significant efforts to find other short-term sources of capital to meet our ongoing operating and business expenses. We are also focusing on opportunities to increase our net sales while seeking to manage our operating expenses in an attempt to preserve as much as possible our available cash resources. If we are unable to raise sufficient long-term or short-term capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition may be materially and adversely harmed.

         Our viability as a going concern is dependent upon our ability to do any or all of the following:

         o obtain adequate sources of debt or equity financing to meet our operating expenses and fund the continuation of our business operations in the near term;

         o manage or control working capital requirements by reducing advertising, selling, marketing, and general and administrative expenses;

         o optimize the marketing and development of our existing product offerings through less capital intensive channels;

         o develop new and enhance existing relationships with product retailers and other points of distribution for our products;

         o seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for us upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions; and

         o identify new product offerings to complement and expand our current and projected future business.

The uncertainty regarding our status as a going concern will only serve to increase the difficulty that we will face in 2006 in successfully achieving our plans. This uncertainty may also make it more difficult for us to raise the necessary sources of capital, and it may increase the total cost to us of such capital. There can be no assurances that any of our efforts in this regard will prove successful, or that efforts that we undertake will enable us to become profitable or continue as a going concern.

         Contractual Obligations. We lease office space under a lease that expires on November 30, 2011. We currently pay monthly rent which amounts to approximately $96,700 per year. See "Item 2. Description of Property."

         Our $300,000 line of credit and $475,000 term loan with Wachovia Bank will expire on April 28, 2006. We believe we can renegotiate new credit facilities at that time. As of December 31, 2005, we had borrowed $200,000 under the line of credit and $161,085 under the term loan.

         Under the terms of our distribution agreement with Common Sense, we have agreed to make an initial purchase of approximately $500,000 in product, scheduled to be delivered in four quarterly installments during 2006. The purchase price for these deliveries is to be paid pursuant to the payment terms established under the distribution agreement, except that we were required to make, and we made, payment for the initial delivery of product upon signing of the distribution agreement. Subsequent required payments to Common Sense during 2006 pursuant to the terms of this initial purchase will amount to approximately $375,000.

         Pursuant to the terms of our engagement of placement agents in connection with the October 2005 unit offering, we have the obligation to pay to the placement agents, upon the funding of an investment, cash compensation equal to 7% of the gross proceeds received from investors introduced to us by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents will receive registration rights for all shares of common stock that may be issued under the unit purchase options. As of December 31, 2005, the Company has accrued cash offering costs of $63,490 and non-cash offering costs of $58,093 for these unpaid obligations.

         As of December 31, 2005, the Company had no other material commitments or obligations.

         Off-Balance Sheet Items. The Company had no off-balance sheet items as of December 31, 2005.

         Related Party Transactions. A description of material related party transactions is included in response to "Item 12. Certain Relationships and Related Party Transactions."

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method.

         In January 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for us beginning in the first quarter of fiscal 2006. Our assessment of the estimated stock-based compensation expense is affected by our stock price, volatility, employee stock option exercise behaviors and the related tax impacts. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method of adoption as permitted by SFAS No. 123R. Although the adoption of SFAS No. 123R is expected to have a material effect on our results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the ultimate impact of SFAS No. 123 on our results of operations.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole -- eliminating the need to bifurcate the derivative from its host -- if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We have not presently assessed the impact that SFAS No. 155 may have on our financial position, results of operations or cash flows.

RISK FACTORS

         An investment in our securities is very speculative and involves a high degree of risk, including, but not necessarily limited to, the risks described below. You should carefully consider the following risks, together with the other information contained in this annual report, before deciding whether to invest in or purchase any of our securities. Our business, results of operations and financial condition could be materially harmed by the occurrence of one or more of the circumstances described below. In that case, the market price or value of our securities could decline and you could lose all or part of your investment.

                          RISKS RELATED TO OUR BUSINESS

TO DATE, WE HAVE A HISTORY OF OPERATING LOSSES AND ANTICIPATE LOSSES IN THE FUTURE, AND WE CANNOT GUARANTEE THAT WE WILL EVER BECOME PROFITABLE.

         We incurred net losses of approximately $4.8 million for the year ended December 31, 2005. We expect to incur significant operating losses in the future. We will need to generate significant amounts of net sales to achieve and maintain profitability, and we cannot give assurances that we will be able to do so. Our net sales for the year ended December 31, 2005 were approximately $0.2 million and our operating expenses for that year were approximately $4.9 million. We spent approximately $2.8 million of our total operating expenses on selling and marketing expenses, which we believed was necessary for us to grow our business and increase market awareness of our product offerings. If cash flow permits us to do so, we anticipate increasing our selling and marketing throughout 2006 and for the foreseeable future. We also anticipate an increase in general and administrative expenses in 2006 over 2005 because of public company and related expenditures. If net sales do not increase significantly, if we are unable to raise sufficient capital to support these expenses, or if we cannot manage or control our operating expenses, our financial performance will be adversely affected. See "Management's Discussion and Analysis or Plan of Operation."

WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS STRATEGY IF WE ARE UNABLE TO OBTAIN ADDITIONAL NEEDED CAPITAL ON ACCEPTABLE TERMS.

         We have limited financial resources. As of December 31, 2005, we had an accumulated deficit of approximately $7.0 million, unrestricted cash and cash equivalents of $20,491, and a working capital deficiency of approximately $1.1 million. In 2005, our net sales were substantially less than our operating expenses. For this reason, we must obtain adequate sources of capital in order to implement our business strategy and grow our business as desired. While we believe, based on capital we have raised during the first quarter of 2006, that we have sufficient funds to support our operations for at least the next three months, we will need additional capital to continue to operate in 2006 and to successfully implement our business plan. We may need to raise additional funds sooner than anticipated in order to respond to unanticipated expenses or market conditions.

         We currently do not have any commitments for additional financing. There can be no assurances that we will have the necessary and appropriate levels of capital to operate or grow our business. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. Any such consequence may hinder our ability to implement our business strategy or continue as a going concern. If adequate funds are not made available to us on acceptable terms, we will be required to manage or curtail our marketing and business development activities. If efforts to manage our expenses are also unsuccessful, we may be forced to cease operations altogether.

THE REPORT OF OUR INDEPENDENT AUDITORS EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In its report dated March 17, 2006, our registered independent public accounting firm, Morison Cogen LLP, expressed substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this annual report have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have historically incurred substantial operating losses and expect to incur additional operating losses for the foreseeable future. Also, as of December 31, 2005, we had an accumulated deficit of approximately $7.0 million and a working capital deficit of approximately $1.1 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have historically financed our operations through equity and debt financings, and will continue to require additional sources of debt or equity capital to fund our operations. The additional capital necessary to meet our working capital needs or to sustain or expand our operations during 2006 may not be available in sufficient amounts, if at all. Continuing our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

         As we have disclosed in the notes to our consolidated financial statements, our viability as a going concern is dependent upon our ability to do any or all of the following:

         o obtain adequate sources of debt or equity financing to meet our operating expenses and fund the continuation of our business operations in the near term;

         o manage or control working capital requirements by reducing advertising, selling, marketing, and general and administrative expenses;

         o optimize the marketing and development of our existing product offerings through less capital intensive channels;

         o develop new and enhance existing relationships with product retailers and other points of distribution for our products;

         o seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for us upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions; and

         o identify new product offerings to complement and expand our current and projected future business.

The uncertainty regarding our status as a going concern may serve to increase the difficulty that we face in raising the necessary capital, or may increase the total cost to us of such capital. There can be no assurances that our efforts in this regard will prove successful, or that any efforts that we undertake will enable us to become profitable or continue as a going concern.

WE WILL BE PROFITABLE ONLY IF CONSUMERS WHO HAVE TRADITIONALLY USED INVASIVE DIAGNOSTIC TESTING PROCEDURES ELECT TO USE OUR OTC AND POC NON-INVASIVE DIAGNOSTIC TESTING DEVICES.

         For us to grow and be successful, consumers who have historically used traditional invasive diagnostic testing procedures will need to elect to purchase and use our OTC non-invasive diagnostic products. Additionally, physicians, who have historically utilized invasive testing methods, will need to elect to use our POC testing device in their offices. Prior to the launch of MenoCheck(R) and MenocheckPro(R) and its competitors, in-home and POC menopause tests were not widely available to consumers or healthcare providers. It is impossible to predict to what degree our product will gain market acceptance. Many of the factors influencing the consumer's willingness to use our product are outside our control. Consequently, it is possible that consumers will never utilize our product to the degree necessary for us to generate significant revenues or achieve profitability.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

         We had been a development stage company with no active business from our formation in 1998 until we acquired our wholly owned subsidiary, Synova Healthcare, Inc., in February 2005. Synova Healthcare, Inc. was incorporated in April 2003. We have had limited revenue to date and we have a very limited operating history from which to evaluate our business and prospects. As a result, because of our limited operating history and the emerging nature of the market in which we compete, it is difficult to evaluate us and our prospects. An investor in our common stock must consider the risks we will face as an early stage company with a new management team operating in our target markets. These risks include our inability to:

         o        market and sell the products we offer;

         o        successfully expand our sales and marketing efforts;

         o maintain current distribution agreements, and develop new ones;

         o promote acceptance of the products we sell among consumers and medical professionals;

         o        effectively respond to competitive and other pressures; and

         o continue to identify and introduce new OTC and POC diagnostic product offerings.

         Given this lack of operating history, the emerging nature of the market in which we compete, and the risks typically associated with such markets, to be successful we must, among other things: attract consumers to our products; enhance our brand name; develop new product and service offerings; attract, integrate, retain and motivate qualified personnel; and adapt to meet changes in our markets and competitive developments. We may not be successful in accomplishing these objectives, which would have a material adverse effect upon our success and financial condition.

WE RELY UPON OTHERS TO MANUFACTURE AND SELL TO US OUR PRODUCT OFFERINGS UNDER DISTRIBUTION AGREEMENTS THAT PROVIDE US WITH LIMITED OR NO PROTECTION AGAINST CANCELLATION OR TERMINATION.

         Presently, we rely on a limited number of manufacturers to provide us with our product offerings. We obtain these products pursuant to distribution agreements with the manufacturers. Our distribution agreements that we enter into provide only limited protection to us, and we are dependent on the manufacturers to produce appropriate amounts of their products for us to sell.

         For example, we purchase our Menocheck(R) and MenocheckPro(R) products under a non-exclusive distribution agreement with a single manufacturer. This distribution agreement covers the United States and certain other territories and expires on June 22, 2013, but is automatically renewable for subsequent two-year periods unless terminated by a party within 60 days from the current contract termination date. Additionally, if in any contract year, which commences on June 22 of each year, we fail to purchase at least 600,000 units under this distribution agreement, Applied Biotech has the right to terminate the agreement within the first 60 days of the following contract year. During the 2004-2005 contract year, we purchased approximately 100,000 units and during the current 2005-2006 contract year, we have purchased to date approximately 132,000 units.

         If any of our distribution agreements are terminated for any reason, including for failure to order the requisite amount of product from the manufacturer, we will lose our ability to sell the products covered under that distribution agreement and to generate sales from such products. This would hinder our ability to operate profitably or at all, and may cause us to be unable to remain a going concern. Additionally, to the extent that our distribution agreements provide us only with a non-exclusive right to distribute a product, if the manufacturer provides other companies with similar distribution rights, our ability to compete or otherwise take advantage of the marketing expenses we incur to generate sales for that product may decline. We are also dependent upon the financial and economic health of these manufacturers, many of whom may themselves be early stage companies and subject to the same risks and uncertainties that we are. Failure or delay by these manufacturers in fulfilling our current and anticipated future needs would adversely affect our ability to market and deliver our products. The occurrence of one or any of these circumstances could have a material adverse effect on our operations and financial results.

WE OWN A MINORITY INTEREST IN BIOPAD, AND THE RISKS INHERENT IN BIOPAD'S BUSINESS AND OUR OWNERSHIP OF THIS INTEREST COULD NEGATIVELY AFFECT US OR OUR FINANCIAL RESULTS.

         We own a 25% equity interest in BioPad on a fully-diluted basis, a privately-held Israeli research and development company incorporated in March 2005, which we purchased for approximately $2.6 million. The success of BioPad's business and our relationship with BioPad will depend primarily upon its ability to timely and cost-effectively develop, among other things, a non-invasive medical device to monitor fetal movement during the last trimester of pregnancy. In doing so, BioPad will be required to comply with federal, state, local and foreign laws governing the marketing and sale of medical devices. There can be no assurance that BioPad can complete this development or, if such development occurs, satisfy applicable legal requirements for us to market and sell this product in the United States or any other territory.

         Furthermore, BioPad is an unproven, development stage company that does not have any history of operations, profitable or otherwise. BioPad currently has not realized any material revenue from its operations and is using capital it has raised, including our investment in BioPad, to fund its research and development efforts and working capital needs, and to pay operating expenses. Any failure by BioPad to develop its products in a timely manner or at all and to ultimately receive revenues from the marketing and sale of such products would adversely affect its business and, in turn, the value of our investment in BioPad. Furthermore, there is no assurance that the costs of development of this fetal monitoring product will not exceed the amount of funds that BioPad has raised to support, and BioPad may not be able to obtain additional funding on acceptable terms, or at all. In such a case, BioPad may cease operations and we would lose the value of our entire investment in BioPad, which would have a material adverse effect on our financial conditions and results of operations.

         Our interest in BioPad is illiquid and there is no established trading market for this investment. Thus, we may not be able to exit this investment or receive cash for our investment in BioPad until such time as BioPad has a liquidity event such as a sale, recapitalization, or initial public offering. The illiquidity of this investment may adversely affect our ability to dispose of this interest if it became necessary or advantageous for us to do so. Under certain circumstances, we may be forced to sell our interest in BioPad pursuant to the "drag-along" sale rights contained in the shareholders' agreement at a time when it would not be advantageous for us to do so. In addition, if we were forced to immediately liquidate this investment, and assuming we were able to find a buyer for it, the proceeds from such liquidation could be significantly less than the amount of our investment in BioPad or the current fair value of such investment.

         Also, we have limited legal rights to control or influence the management of BioPad. Although we have the right to appoint one member of BioPad's board of directors, BioPad's management or board may take actions with which we disagree or which may not be in our best interests. Any inability to exercise significant influence over the operations, strategies and policies of BioPad means that decisions could be made that could adversely affect our results of operations and financial condition.

THE REQUIRED ACCOUNTING TREATMENT OF OUR INVESTMENT IN BIOPAD MAY HAVE A MATERIAL ADVERSE EFFECT UPON OUR FINANCIAL RESULTS.

         Under generally accepted accounting principles, we may be required to record a significant amount of goodwill or other intangible assets on our balance sheet to account for our acquisition of our interest in BioPad. Goodwill is recorded to the extent that the cost of the investment exceeds the underlying equity in that investment. Furthermore, under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of any goodwill and other intangible assets recorded has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will require us to recognize a non-cash expense that could materially and adversely affect our reported results of operations in future periods.

         Also, beginning in 2006, we will be required to reflect our investment in BioPad in our financial statements using the equity method of accounting. This accounting method requires us to record the investment in BioPad initially at cost and adjust the investment account to reflect our proportionate share of the income or losses of BioPad after the date of acquisition when earned or recognized by BioPad. Under the equity method, these adjustments are included in our net income or loss on our statement of operations. Thus, if BioPad were to recognize significant losses, which we expect is likely to occur for the foreseeable future, this would have a material adverse effect on our results of operations.

NEW AND COMPLEMENTARY BUSINESSES, PRODUCT LINES OR TECHNOLOGIES THAT WE ACQUIRE OR INVEST IN COULD DISRUPT OUR BUSINESS AND, DEPENDING ON HOW WE FINANCE THESE ACQUISITIONS OR INVESTMENTS, RESULT IN THE USE OF SIGNIFICANT AMOUNTS OF CASH.

         Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we may seek to acquire or invest in businesses, products or technologies instead of developing them ourselves. For example, we have recently acquired a 25% interest on a fully-diluted basis in BioPad, with whom we are jointly developing a non-invasive fetal monitoring device. We may also seek to acquire mature product lines that could be expected to generate positive cash flow for us upon acquisition.

         Acquisitions and investments involve numerous risks, including:

         o        the inability to complete the acquisition or investment;

         o disruption of our ongoing businesses and diversion of management attention;

         o difficulties in integrating the acquired entities, products or technologies;

         o        difficulties in operating the acquired business profitably;

         o difficulties in transitioning key customer, distributor and supplier relationships;

         o risks associated with entering markets in which we have no or limited prior experience; and

         o        unanticipated costs.

         In addition, our investment in BioPad has resulted in, and any future acquisitions or investments we may make in the future may result in, one or more of the following:

         o issuances of dilutive equity securities, which may be sold at a discount to market price;

         o        the use of significant amounts of cash;

         o the incurrence of debt and the assumption of significant liabilities;

         o        unfavorable financing terms;

         o        large one-time expenses; and

         o the creation of certain intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

         The occurrence of any of these factors could materially harm our business or our operating results.

THE PATENTS AND PROPRIETARY TECHNOLOGY OF OTHERS MAY NOT BE ENFORCEABLE, WHICH MAY PREVENT US FROM SELLING, MARKETING OR DISTRIBUTING SOME OR ALL OF OUR CURRENT OR PROSPECTIVE PRODUCT OFFERINGS.

         We do not own the patents for any of the products we currently market and sell to our customers, and we anticipate that products we will offer in the future will also be invented and developed by third parties. While we believe we have obtained the right to use the trademarks and trade names of certain of our current products, such as Menocheck(R), MenocheckPro(R) and Fem-V(TM), the technology patents and other proprietary rights related to these products are held by their manufacturer or manufacturers. Even if we are successful in creating brand name awareness for these products and generating sales, it is possible that these proprietary rights may infringe, or be found to infringe, upon the proprietary rights of others. If relevant third-party proprietary rights are upheld as valid and enforceable, we could be prevented from marketing and selling our product offerings or be required to obtain a license and pay a required royalty to avoid future infringement. This could increase significantly and unexpectedly the cost of our operations and could have a material adverse effect on our financial condition and results of operations.

WE RELY ON A COMBINATION OF PROVISIONS AND AGREEMENTS TO PROTECT OUR OWN PROPRIETARY RIGHTS, WHICH MAY NOT SUFFICIENTLY SHIELD THESE RIGHTS FROM USE, DEVALUATION OR APPROPRIATION BY OTHERS.

         We rely on a combination of trademark, trade name and trade secret protections for our own proprietary rights, including the brand names under which we market and sell our product offerings to customers. We may also in the future rely on additional patent, copyright and other similar protections as to these rights, and acquire other proprietary rights from others with similar protections in place. We also rely upon confidentiality agreements with our current and former employees, consultants and contractors. These agreements may be breached, and we may not have adequate remedies for any breaches. In addition, our trade secrets may become otherwise known or independently discovered by our competitors. Litigation may be required to defend against claims of infringement, to enforce our present or future intellectual property rights and to protect trade secrets. Litigation to protect these rights could result in substantial costs and diversion of management efforts regardless of the results of the litigation. An adverse result in litigation could subject us to significant liabilities with third parties, require disputed rights to be licensed or require us to cease using proprietary technologies or rights.

IF WE WERE TO LOSE THE SERVICES OF STEPHEN E. KING OR DAVID J. HARRISON, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.

         Our future success depends upon the continued service of Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer. Mr. King and Mr. Harrison are critical to the overall management of our company as well as the development of our product distribution, our marketing plans, our customer base, our culture and our strategic direction. While we have key person life insurance on Mr. King and Mr. Harrison, if a tragic event occurs whereby we lose the services of one or both of them, we may not be able to execute our business strategy.

WE HAVE A RELATIVELY NEW MANAGEMENT TEAM, WHICH MAY MAKE IT DIFFICULT FOR YOU TO EVALUATE OUR FUTURE PROSPECTS.

         Our executive management team has worked together for only a brief period, with two of our executive officers having joined us since September 2005. Thus, the ability of current members of management to work together successfully has not been tested to any significant degree. Our success is also dependent upon management being able to hire and retain these and other additional qualified executive, marketing and other personnel. We may not be able to retain our current management or successfully attract or retain qualified management and other personnel in the future. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

RECENT RESTATEMENTS AND AMENDMENTS TO OUR INTERIM FINANCIAL STATEMENTS AND QUARTERLY REPORTS, AS WELL DEFICIENCIES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING, MAY PRESENT A RISK OF FUTURE RESTATEMENTS AND DISCLOSURE COMPLIANCE ERRORS AND COULD IN TURN LEAD TO LEGAL EXPOSURE.

         We have recently restated and amended our interim financial statements for the periods ended June 30 and September 30, 2005 and have recently filed amendments to our quarterly reports on Form 10-QSB for each of those periods reflecting these restatements. While in the process of amending our quarterly reports on Form 10-QSB to restate these financial statements, we also became aware of certain information that had been required to be included in these quarterly reports but which had been omitted from them, and other information in these reports which needed to be changed or corrected. As a result of all of the foregoing, we revised these quarterly reports to correct this information and to provide, among other things, that our disclosure controls and procedures were not effective as of June 30, 2005 and September 30, 2005.

         As described below in "Item 8A. Controls and Procedures," as of December 31, 2005, our management concluded that our disclosure controls and procedures were not effective, and we are taking what we believe to be reasonable and appropriate steps to correct these deficiencies. We will also continue to assess the adequacy and appropriateness of these actions and adjust our remediation plan as needed or to reflect changes in our business. However, we cannot be certain when these deficiencies will ultimately be remediated, if at all, and we expect that we will need a period of time over which to demonstrate that our disclosure controls are functioning appropriately to conclude that we have adequately remediated the deficiencies. Any failure to implement and maintain improvements in our disclosure and internal controls could cause us to fail to meet our reporting obligations under SEC rules and regulations. Any failure to improve these controls to address the deficiencies we have identified (or any other deficiencies which have not been identified) could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock, which could have a material adverse effect on our business and financial results.

WE HAVE INCURRED, AND WILL CONTINUE TO INCUR, INCREASED COSTS AS A RESULT OF BEING AN SEC REPORTING COMPANY.

         We became an SEC reporting company on August 12, 2005. Prior to that time, we did not file reports with the SEC and had no history operating as a reporting company. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we are now required to file periodic and current reports, proxy statements and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. As a reporting company, we now incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management has also been engaged in assisting executive officers, directors, and to a more limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting. Although not presently applicable to us, in the future we will be required to establish, evaluate and report on our internal control over financial reporting, and to have our registered independent public accounting firm issue an attestation as to such reports.

         We have incurred, and expect to continue to incur, increased general and administrative expenses now that we operate as a reporting company. We incurred a significant increase in general and administrative expenses between 2004 and 2005. While not all of this increase in expenses was attributable to our reporting company status, we believe that our general and administrative expenses, including amounts that will be spent on outside legal counsel, accountants and professionals and other professional assistance, will likely increase in 2006 over 2005, which could require us to allocate what may be limited cash resources away from our operations and business growth plans. We also believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

         Being a public company also increases the risk of exposure to class action stockholder lawsuits and SEC enforcement actions, and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage. As a result, we may find it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

WE MAY HAVE DIFFICULTY IN EXPANDING OUR RETAIL DISTRIBUTION NETWORK, WHICH WILL LIMIT OUR ABILITY TO SELL SUFFICIENT QUANTITIES OF PRODUCT OR GROW OUR MARKET SHARE TO CREATE PROFITS.

         A significant portion of our net sales is generated in the retail market. Therefore, our business model depends greatly on our ability to place our product on retail shelves for availability to consumers. In order to compete effectively, gain market share and generate sufficient net sales, we must continue to expand our existing distribution network. Our targeted retailers are very protective of their limited shelf space. Our business model depends on being able to convince retailers that they will benefit from adding our products to their inventory. If stores and distributors are unwilling or unable to do so, we may not be able to sell sufficient quantities of product in order to create profits. Our failure to develop, maintain and continually improve our distribution network could give rise to a loss of market share or an inability to attain sufficient market share in order to create profits.

WE WILL PURSUE AN AGGRESSIVE MARKETING STRATEGY, WHICH WILL INCREASE OUR EXPENSES, BUT MAY NEVER INCREASE OUR REVENUE.

      We believe that broad recognition and a favorable physician and consumer perception of our brand are essential for future success. Accordingly, we intend to pursue an aggressive marketing strategy, which will include direct marketing, advertising, promotional programs, and public relations activities to both the professional and consumer audiences. These initiatives will involve significant expense. If this brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues.

      To increase awareness of our brand, we will need to continue to spend significant amounts on our marketing efforts. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. Even if brand recognition increases, the number of physicians or consumers purchasing our products may not increase. Also, even if the number of new customers increases, those customers may not use our products on a regular basis and the constant identification of new customers must be successful to ensure increasing profitability.

WE MAY BE UNABLE TO SUCCESSFULLY IMPLEMENT OUR GROWTH STRATEGY WHICH COULD LIMIT OUR ABILITY TO INCREASE REVENUE OR CREATE PROFITS.

         Our growth strategy is dependent upon our ability to increase sales and profit margins through the implementation of our business plan. Implementation of our business plan will depend in large part on our ability to:

         o        successfully integrate new products from time to time;

         o establish, maintain and expand sales and distribution channels;

         o successfully raise capital, as needed, on favorable terms to fund this growth strategy in the future;

         o        develop new business and products;

         o        improve financial and management systems;

         o hire and retain highly skilled management, employees and consultants; and

         o establish brand identity and successfully implement our marketing campaigns.

         Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, and limit our ability to increase revenue and create profits. If we are successful in implementing our business plan and growth strategy, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage a significant growth in our business.

OUR BUSINESS AND PROSPECTS WILL SUFFER IF CONSUMERS AND MEDICAL PROFESSIONALS DO NOT ACCEPT OR PURCHASE OUR DIAGNOSTIC PRODUCTS.

         We expect to earn most of our revenues from the sale of non-invasive diagnostic medical devices, both to consumers as well as through physicians. In some instances, we do not recognize revenue from the sale of our products until a product is actually purchased by a consumer, either through a retailer at the point of sale, or from a physician at the point of care. Therefore, unless we are able to put our products in the hands of a significant number of end-user customers, our business, results of operations and financial condition will suffer significantly.

NEW GOVERNMENT REGULATIONS AND CHANGES IN EXISTING REGULATIONS THAT AFFECT OUR PRODUCTS OR THE INDUSTRY IN WHICH WE OPERATE MAY REQUIRE US TO INCUR SIGNIFICANT COMPLIANCE COSTS, CAUSE THE DEVELOPMENT OF THE AFFECTED MARKETS TO BECOME IMPRACTICAL AND LIMIT OUR ABILITY TO GENERATE PROFITS.

         The health care industry, including the products we market and sell, is highly regulated at all levels. Federal and state health care regulations must be complied with before a medical device, such as our non-invasive diagnostic tests, can be marketed and sold. Our ability to provide such products is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies may require us to incur significant compliance costs, cause the development of the affected markets to become impractical and limit our ability to generate profits.

         The products we offer are also subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. We may also be subject to related "plain language" statutes in place in many jurisdictions, which would require the use of simple, easy to read, instructions for consumers. Furthermore, the growth and demand for in-home tests could result in more stringent consumer protection laws that impose additional compliance burdens on us. Such consumer protection laws could result in substantial compliance costs and interfere with the conduct, growth and profitability of our business, which would have a material adverse effect upon us.

WE DO NOT HAVE THE ABILITY TO CONTROL THE VOLATILITY OF SALES, WHICH MAY RESULT IN LARGE FLUCTUATIONS IN OUR REPORTED REVENUES FROM PERIOD TO PERIOD.

         Our business is dependent on selling our product in a volatile consumer oriented marketplace. The retail consumer industry, by its nature, is very volatile and sensitive to numerous economic factors, including competition, market conditions, and general economic conditions. None of these conditions are within our control. Accordingly, there can be no assurance that we will have stable or growing sales, and otherwise achieve profitability, in this volatile consumer marketplace. It is possible that our sales will significantly fluctuate from period to period.

A SUCCESSFUL PRODUCT LIABILITY CLAIM COULD REQUIRE US TO PAY SUBSTANTIAL DAMAGES AND RESULT IN HARM TO OUR BUSINESS REPUTATION.

         The marketing and distribution of the health care products we offer and sell involve the risk of product liability and similar claims. We carry product liability insurance in amounts we believe to be reasonable in light of the risks associated with our products. However, there can be no assurances that such coverage would be adequate to provide for any claims that may arise against us, or that any particular claim would be covered by our insurance. A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, cause our products to be removed from the market or otherwise adversely affect our business and operations. Even if claims are ultimately unsuccessful, our business may be adversely affected by expenditure of personnel time and legal costs associated with defending such claims.

WE ARE SUBSTANTIALLY DEPENDENT UPON A LIMITED NUMBER OF RETAIL DISTRIBUTORS FOR SALES OF OUR PRODUCTS, AND THE LOSS OF ONE OR MORE OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES.

         During 2005, approximately 80% of our total net sales were made to three retail customers. Albertsons, Eckerd and Peyton Southeast accounted for approximately 22.8%, 34.7% and 22.5%, respectively, of our total net sales for the fiscal year ended December 31, 2005. We currently do not have long-term sale or supply agreements with any of these retail distributors. These retail distributors are not contractually obligated to carry our products exclusively or for any period of time. Therefore, these retail distributors may purchase products that compete with our products or cease purchasing our products at any time. The loss of one or more of these customers could significantly reduce our net sales and limit our ability to create profit.

                         RISKS RELATED TO OUR SECURITIES

TRADING OF OUR COMMON STOCK IS LIMITED, WHICH MAY MAKE IT DIFFICULT FOR YOU TO SELL YOUR SHARES AT TIMES AND PRICES THAT YOU FEEL ARE NECESSARY OR DESIRABLE.

         Prices for our common stock are currently quoted on the OTC Bulletin Board, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any national securities exchange. In addition, trading in our common stock has historically been extremely limited. This limited trading adversely affects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. As a result, there could be a larger spread between the bid and ask prices of our common stock, and you may not be able to sell shares of our common stock when, or at prices, you desire.

A SUBSTANTIAL NUMBER OF SHARES OF OUR OUTSTANDING COMMON STOCK ARE CURRENTLY, AND A SUBSTANTIAL NUMBER OF SHARES OF OUR OUTSTANDING COMMON STOCK WILL BECOME IN THE FUTURE, FREELY TRADABLE WITHOUT RESTRICTION. FUTURE SALES OF THESE SHARES BY OUR STOCKHOLDERS MAY REDUCE OUR STOCK PRICE WHICH WOULD HINDER OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

         As of April 3, 2006, we had 16,076,388 shares of common stock outstanding. As of April 3, 2006, approximately 11,709,307 of our shares are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. We have already registered for resale 9,342,328 shares of common stock, including 3,430,000 shares of common stock underlying outstanding options and warrants, as well the issuance of up to 300,000 shares of common stock under our Consultant Stock Compensation Plan. Some of these shares may now or in the future be resold under Rule 144 promulgated under the Securities Act.

         If the terms of our October 2005 unit offering are amended as to all investors who have purchased securities in that offering as of April 3, 2006, as described in "Item 1. Description of Business - Recent Developments," holders of up to approximately 3.4 million shares of common stock and options and warrants to purchase up to approximately 1.7 million shares of common stock would have the right to require us to file a registration statement to register their shares on or before April 14, 2006. Also, the holders of 125,000 shares of common stock and 220,000 shares underlying warrants have the right to cause us to include their shares for registration as part of that registration statement. Furthermore, we are required to keep our existing registration statement current with respect to securities issued in our February 2005 unit offering until approximately August 2007. Accordingly, holders of a substantial amount of our existing shares and shares underlying outstanding options and warrants now or in the future will have the ability to sell, individually or in the aggregate, significant amounts of our common stock in the public market now and in the future.

         Generally, increased numbers of freely tradable shares in the market reduce the market price of such shares. As stock prices decline, it becomes more difficult to raise additional capital through the sale of equity securities on acceptable terms, because the dilutive effect on the existing stockholders becomes more significant in these circumstances. Accordingly, sales of our common stock in the public market may reduce the market price of our stock, which would hinder our ability to raise funds through sales of equity or equity-related securities in the future at a time and price that our management deems acceptable.

OUR STOCK PRICE IS, AND WE EXPECT IT TO REMAIN, VOLATILE, WHICH COULD LIMIT YOUR ABILITY TO SELL OUR STOCK AT A PROFIT.

         The volatile price of our stock will make it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price and volatility of our common stock. These include, but are not limited to:

         o announcements of technological innovations or new commercial products by our competitors or us;

         o        developments concerning proprietary rights, including patents;

         o regulatory developments in the United States and foreign countries;

         o        industry and general economic conditions;

         o        economic or other crises and other external factors;

         o period-to-period fluctuations in our actual or anticipated revenues and other results of operations;

         o        changes in financial estimates by securities analysts;

         o        future sales of our common stock; and

         o        a variety of other factors discussed elsewhere in " - Risk
                  Factors."

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

         In addition, the stock market in general, and for smaller companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad industry and market factors may materially and adversely affect our stock price, regardless of our operating performance.

IF YOU ARE NOT AN INSTITUTIONAL INVESTOR, YOU MUST BE A RESIDENT OF OR SELL YOUR SECURITIES FROM OR INTO A JURISDICTION WHERE AN EXEMPTION FROM REGISTRATION IS AVAILABLE OR WHERE THE SECURITIES HAVE BEEN REGISTERED OR QUALIFIED IN ORDER TO PURCHASE AND SELL OUR SECURITIES, AND INVESTORS MAY ENGAGE IN RESALE TRANSACTIONS ONLY IN THOSE JURISDICTIONS.

         We have not applied to register our securities, or obtained an exemption from registration, in any state. Such compliance with state securities laws, also called "blue sky" provisions, can be very expensive and time consuming because our common stock is not quoted on NASDAQ or listed on a national securities. Except where we have contractually agreed to bear the financial responsibility for blue sky compliance, it is the individual selling stockholders who must maintain blue sky compliance and bear the financial responsibility for doing so. If you are not an institutional investor, you must be a resident of or sell your securities from or into a jurisdiction where an exemption from registration is available or has been obtained or where the securities have been qualified or registered in order to purchase our securities. In addition, resale transactions may generally only be conducted in jurisdictions where an exemption from registration is available or has been obtained or where the resale has been qualified or registered. The definition of an institutional investor varies from state to state, but generally includes financial institutions, broker-dealers, banks, insurance companies and other qualified entities. This restriction on resale may limit your ability to resell our securities and may impact the price of our securities.

HOLDERS OF OUR STOCK HAVE SUFFERED, AND WILL CONTINUE TO SUFFER, SUBSTANTIAL DILUTION.

         Persons owning and holding shares of our common stock may suffer dilution upon the exercise of outstanding stock options, warrants and unit purchase options. In addition, we may issue a substantial amount of securities in the future, including stock options or stock grants to directors, officers, employees, or key consultants. We are required to register for public sale or resale a large number of these shares, which will serve to increase substantially the public float of our common stock.

         To a great extent, we are presently dependent upon external financing to fund our operations. To the extent that this financing is raised from the issuance and sale of common stock or securities convertible into or exchangeable for common stock, such issuances and sales will have a dilutive impact on our other stockholders and the issuance or even potential issuance of such shares could have a negative impact on the market price of our common stock.

         Furthermore, any grants or registrations for public sale or resale of additional securities will have a dilutive effect to existing stockholders, both in terms of their equity investment and the market value of that investment. In such event, our existing stockholders and investors who decide to purchase our securities in the future may incur substantial dilution of their interest.

CERTAIN INVESTORS MAY HAVE SIGNIFICANT INFLUENCE OVER OUR CAPITAL RAISING
EFFORTS.

         Investors in our February 2005 and October 2005 unit offerings, including units that we have sold in 2006, have certain control over our ability to raise capital in the future. For certain and varying periods of time, these investors have:

         o participation rights to purchase up to 50% of the securities issued in certain of our future equity financings;

         o weighted-average anti-dilution rights that may be triggered if we sell common stock or common stock equivalents with a purchase price less than the investors' purchase price;

         o prohibitions on issuances of convertible securities, such as options, warrants or convertible preferred stock, where the conversion ratio or exercise price is based upon or varies with the trading prices of our common stock after the initial issuance of the convertible securities, or, in some cases, if the reset feature is tied to specified or contingent events directly or indirectly related to our business or the market for our common stock; and

         o "blocking" rights that prohibit certain issuances of common stock or common stock equivalents without the approval of the holders of at least a majority of the shares purchased under the purchase agreement, but only after a stated amount of capital has been provided to us;

These rights may inhibit or prevent us from entering into certain capital raising transactions that we may believe necessary or desirable for the growth of our business or our continued operations. Alternatively, the operation of these rights may increase the cost of entering into future capital raising transactions. The existence and enforcement of these rights may have a material adverse effect on us and our financial condition.

         These investors also have registration rights which require us to file registration statements with the SEC to register the shares of common stock purchased in these unit offerings, as well as common stock underlying certain options and warrants sold as part of the offerings. We must also use best commercial efforts to obtain the effectiveness of the registration statements, and we must maintain the effectiveness of the registration statement for a period of at most two years. These registration statements cover a significant amount of our authorized and outstanding shares, as well as a large number of shares that have not yet been issued but which may be received upon the exercise of certain options and warrants. These registration rights may make it more difficult for us to raise capital by depressing the market price of our stock and by providing a significant risk of future dilution in the market for our common stock. Furthermore, any failure to register shares on a timely basis or at all will require us to pay to each holder of registrable securities a monthly penalty of up to 1.5% of the total purchase price of such registrable securities while in non-compliance. The payment of these penalties may have a material adverse effect on our financial condition and results of operations.

BECAUSE MEMBERS OF MANAGEMENT WILL CONTINUE TO BENEFICIALLY OWN A SUBSTANTIAL PORTION OF OUR COMMON STOCK, OTHER STOCKHOLDERS MAY NOT HAVE THE ABILITY TO CONTROL OR LIMIT OUR ACTIONS THAT THEY BELIEVE ARE NOT IN THEIR BEST INTERESTS.

         As of April 3, 2006, our executive officers and directors beneficially owned an aggregate of 4,488,790 shares, or approximately 27.2%, of our outstanding common stock. When acting together, these executive officers and directors could have sufficient voting power to influence the outcome of corporate matters submitted to the vote of our stockholders or to require us to refrain from taking actions favored by other stockholders. For instance, our directors and executive officers may be able to influence the outcome of:

         o        the election of our directors;

         o a vote on proposed amendments to our articles of incorporation or bylaws;

         o a vote on a proposed merger, sale of assets or other corporate transaction; and

         o        any other matter submitted to the stockholders for a vote.

As a result, other stockholders may be unable to replace current management or to effect other changes, even if such stockholders deem it in their best interests or the best interests of the Company to do so.

OUR STOCK IS, AND MAY CONTINUE TO BE, CLASSIFIED AS A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO SELL OUR SHARES EITHER DIRECTLY OR THROUGH A BROKER.

         As of April 3, 2006, the closing price of a share of our common stock on the OTC Bulletin Board was $2.03. Because our stock is not quoted on NASDAQ or listed on an exchange and presently trades at a price of less than $5.00 per share, it is and may continue to be classified as a "penny stock." Brokers and dealers effecting trades in penny stocks are generally subject to increased disclosure requirements under the Securities Enforcement and Penny Stock Reform Act of 1990. Unless an exception is available, these regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Furthermore, brokers and dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share. These rules and regulations may adversely affect the market for and liquidity of our common stock by limiting the ability of brokers, dealers and stockholders to sell our securities in the secondary market.

PROVISIONS IN OUR ARTICLES OF INCORPORATION AND AMENDED AND RESTATED BYLAWS, AS WELL AS APPLICABLE LAW, MAY HAVE ANTI-TAKEOVER EFFECTS.

         Some provisions in our articles of incorporation, bylaws and Nevada law could delay or prevent a change in control of the Company, even if that change might be beneficial to our stockholders. Our articles of incorporation, as amended, and our amended and restated bylaws contain provisions that might make acquiring control of us difficult. For example, our stockholders have no right to call a special meeting of stockholders. The amended and restated bylaws provide specific limitations and requirements for stockholders to nominate directors for election to the board and to propose matters for consideration at stockholders' meetings. In addition, our board of directors has the authority, without further approval of our stockholders, to issue shares of preferred stock having such rights, preferences and privileges as the board of directors may determine, including provisions that might delay or hinder our takeover. Any such issuance of shares of preferred stock could, under some circumstances, have the effect of delaying or preventing a change in control and might adversely affect the rights of holders of our common stock. Anti-takeover provisions can depress the market price of our securities and can limit our stockholders' ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed as beneficial by our stockholders. Furthermore, under Nevada law, directors may be removed only by a vote of two-thirds of the issued and outstanding voting power. This provision could have an anti-takeover effect by making it more difficult to acquire us by removing incumbent directors.

ITEM 7.  FINANCIAL STATEMENTS.

         Our audited consolidated financial statements at and for the fiscal years ended December 31, 2005 and 2004, together with the related notes thereto, have been included in this annual report on pages F-1 through F-23. We hereby incorporate by reference these financial statements into this annual report in response to this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

         On March 14, 2006, we concluded that our previously issued financial statements at and for the six months ended June 30, 2005 and the nine months ended September 30, 2005 should no longer be relied upon because of an error in recording and recognizing net sales. We have determined that during these interim periods, we incorrectly recorded revenue upon shipment of product to a new major retail customer and that we should have appropriately recorded revenue upon resale of the product by the new customer. The arrangement with the new customer extended the right to return to us any product that was not sold or otherwise failed to meet the retail customer's expectations. Under these specific terms, the sale of product to the retail customer was then essentially contingent upon the retail customer's resale of the product. Therefore, the recognition of revenue upon actual shipment of product to such retail customer was not permitted under generally accepted accounting principles, and instead should have rather been properly recognized upon the retail customer's actual resale of the product.

         In light of these issues, our management believed that a restatement of these financial statements was required, and, after further consultations, our Audit Committee and independent registered public accounting firm concurred with this conclusion. While in the process of amending our quarterly reports on Form 10-QSB to restate these financial statements, we became aware of certain information that had been required to be included in these quarterly reports but which had been omitted from them, and other information in the reports which needed to be changed or corrected. Accordingly, and as described in Note 5 of the notes to our audited consolidated financial statements, we have restated these interim financial statements to properly record our net sales. On April 6, 2006, we filed with the SEC amended quarterly reports on Form 10-QSB to modify our interim financial statements for these periods and to make necessary additional and corrective disclosures.

         In light of these developments, we are in the process of implementing the following policies and procedures to prevent recurrences of revenue recognition errors:

         o We have retained an outside accounting firm which will provide significant strength to our internal auditing function, including establishing and documenting appropriate internal controls and a customer contract review process.

         o All new customer contracts will be reviewed and approved by our Chief Executive Officer, President and Chief Financial Officer, and clear determination will be made as to the proper revenue recognition of each contract prior to approval.

         o We will periodically review all customer accounts to determine which accounts are delinquent and whether the existing revenue payment and receipt policies for those accounts should be adjusted or revised.

         o Prior to the completion of our quarterly and annual financial statements, all new customer contracts will be reviewed by our outside accounting firm retained to assist us with our internal audit functions and we will and we will obtain a confirmation from this outside accounting firm that all revenue recognition methodologies comply with Staff Accounting Bulletin No. 104, "Revenue Recognition."

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15a-15(e), as of December 31, 2005. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC's rules and forms. Our officers have concluded that our disclosure controls and procedures were also not effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e). This conclusion was based, in part, on our failure to file one or more required Forms 8-K in 2005, the discovery of information which was required to be included but was omitted from, and corrected or changed in, our quarterly reports, as well as the revenue recognition and financial reporting issues described above.

         The deficiencies in our disclosure controls as reflected in the disclosure controls evaluation was the result of a number of events and circumstances, including:

         o the fact that we did not become a public company until only recently, in August 2005;

         o during 2005, we had an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our disclosure processing and reporting functions;

         o the fact that a significant amount of management attention was focused on product sales and marketing efforts, as well as capital raising transactions, necessary to grow and operate our business; and

         o turnover in personnel involved in financial reporting matters and the fact that Robert L. Edwards, our current Chief Financial Officer, did not join us until late September 2005.

         We believe that the deficiencies set forth above also contributed to the errors in our unaudited financial statements discussed above. We are in the process of correcting these deficiencies in 2006, as we have hired a Chief Financial Officer to provide oversight as to the financial reporting function. We are also in the process of developing policies and procedures which will allow information about material events to be channeled to appropriate management decision makers, and to permit ultimate decisions regarding SEC reporting of material information and the preparation of such reports to be made within the time frames required by the SEC's rules and forms. The steps being taken above with respect to our financial reporting controls may also help to remedy our known disclosure control deficiencies. We will continue to assess the adequacy and appropriateness of these actions and adjust our disclosure control remediation plan as needed or to reflect changes in our business.

         Management believes that our plan to address these deficiencies, when fully implemented and completed, will remediate these deficiencies, although we cannot assure you that this in fact will occur. We will continue to assess the adequacy and appropriateness of these actions and adjust our remediation plan as needed or to reflect changes in our business. We are not certain when these deficiencies will ultimately be remediated, if at all, and we expect that we will need a period of time over which to demonstrate that our disclosure controls are functioning appropriately to conclude that we have adequately remediated the deficiencies. Any failure to implement and maintain improvements in our disclosure and internal controls could cause us to fail to meet our reporting obligations under SEC rules and regulations. Any failure to improve these controls to address the deficiencies we have identified (or any other deficiencies which have not been identified) could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

         Other than as stated above, there has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.


ITEM 8B. OTHER INFORMATION.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table presents information about each of our executive officers and directors. There are no family relationships among any of our executive officers or directors.

                     NAME                       AGE                        POSITION
---------------------------------------------   ---   ----------------------------------------------
Stephen E. King..............................    40   Chairman, Chief Executive Officer and Director
David J. Harrison............................    39   President, Chief Operating Officer and Director
Robert L. Edwards............................    49   Chief Financial Officer
Ronald S. Spangler, Ph.D.....................    53   Chief Scientific Officer
Patricia Campbell............................    51   Director
Joseph S. Ferroni, M.D.......................    57   Director
Jeffrey N. Pelesh............................    47   Director
Eric A. Weiss, Esq...........................    57   Director

         STEPHEN E. KING, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. King became our Chairman, Chief Executive Officer and a director on February 10, 2005, when Synova Healthcare, Inc. merged with our subsidiary, Synova AGBL Merger Sub, Inc. His professional experience includes 17 years of pharmaceutical sales and marketing, both nationally and internationally, including responsibility for the marketing activities of several well-known pharmaceutical brands. Prior to the merger, Mr. King served as the Chairman and Chief Executive Officer of our wholly owned subsidiary, Synova Healthcare, Inc., since its incorporation in 2003. From January 2003 to August 2003, Mr. King served as a marketing director in the U.S. neurosciences division of Forest Laboratories, Inc. From September 1999 to December 2002, Mr. King served in a number of progressive marketing and management positions with Wyeth, including Senior Director of Marketing from October 1999 to December 2000 and Vice President, Global Strategic Marketing - Neuroscience from January 2001 to December 2002. Mr. King holds a Bachelor's degree in Physical Education from Brock University, where he double-majored in Biological Sciences and Physical Education. He is also a candidate for an Honors Bachelor of Business Administration in Marketing from Brock University.

         DAVID J. HARRISON, CHIEF OPERATING OFFICER, PRESIDENT AND DIRECTOR. Mr. Harrison became our Chief Operating Officer, President and a director on February 10, 2005, when Synova Healthcare, Inc. merged with our subsidiary, Synova AGBL Merger Sub, Inc. Mr. Harrison's overall business experience includes 10 years in sales and marketing management and four years of general management. Prior to the merger, Mr. Harrison served as Chief Operating Officer and President of our wholly owned subsidiary, Synova Healthcare, Inc., since shortly after its incorporation in 2003. From June to September 2003, Mr. Harrison served as the Director of Marketing for Trudell Medical Marketing Limited, a Canadian marketer and distributor of medical devices and equipment. From June 1998 to June 2002, Mr. Harrison served in various progressive marketing and management positions with Becton, Dickinson and Company's Medical Systems division, including Market Manager (1998-1999), Group Market Manager (1999-2000) and Business Director (2000-2003). Mr. Harrison's pharmaceutical responsibilities, including at companies such as Wyeth and GlaxoSmithKline, have included work in the women's health, neuroscience and anti-infective markets. He has also developed expertise, as the result of his work in medical technologies, in the drug delivery, anesthesia, surgical, critical care and ophthalmic markets with a focus in healthcare worker safety, infection control, consulting/education and prevention of medication errors. Mr. Harrison holds an Honors Bachelor of Business Administration degree from Brock University, where he majored in both marketing and economics.

         ROBERT L. EDWARDS, CHIEF FINANCIAL OFFICER. Mr. Edwards became our Chief Financial Officer on September 16, 2005. From June 1995 to June 2005, Mr. Edwards served most recently as Chief Executive Officer of Colortronic North America, Inc., the U.S. division of Colortronic GmbH, a leading provider of technology for raw material flow automation in the plastics industry. From September 1992 to May 1995, Mr. Edwards served as Controller of FMC Corporation, a publicly-traded diversified chemicals company, where he was responsible for the financial reporting and controller functions. Mr. Edwards received a Bachelor of Science degree in Accounting from Northern Arizona University, and has successfully completed competition and strategy courses at the Harvard Business School.

         RONALD S. SPANGLER, Ph.D., CHIEF SCIENTIFIC OFFICER. Dr. Spangler became our Chief Scientific Officer effective January 3, 2006. From April 2004 to December 2005, Dr. Spangler was a Managing Director of The Keystone Equities Group, an investment banking firm that Dr. Spangler founded. From January 1998 to April 2004, Dr. Spangler was a Managing Director of Emerging Growth Equities, Ltd.'s Capital Markets team, where he performed investment banking services. Also, since January 2002, Dr. Spangler has provided strategic consulting and technical writing consulting services, and he remains a strategic consultant to and a principal of The Keystone Equities Group. Dr. Spangler has over 20 years of experience in the pharmaceutical industry, having worked for companies such as Procter & Gamble and SmithKline Beecham (now GlaxoSmithKline), most recently as Director of Worldwide Strategic Product Development. Dr. Spangler received his Bachelor of Science and Master of Science degrees in Molecular Biology from the University of Colorado and his Ph.D. in Physiology and Biophysics from Colorado State University. Dr. Spangler is also currently qualified with the National Association of Securities Dealers, Inc. as a general securities representative and a general securities principal and has his NASD Series 7, 63 and 24 licenses.

         PATRICIA CAMPBELL, DIRECTOR. Ms. Campbell has served as our director since April 2005. Since March 2006, Ms. Campbell has been the President and owner of Terra Nova Marketing Solutions, a consulting company that she founded to provide marketing, sales, client relations and Internet-related consulting services. Ms. Campbell also worked with Terra Nova from May 2001 to March 2005. From April 2005 to March 2006, Ms. Campbell was the Chief Operating Officer of MediaBay, Inc., a digital media and publishing company specializing in spoken audio entertainment. From February 2000 to April 2001, Ms. Campbell was President of Direct Equity Partners, LP, a $250 million private equity firm specializing in direct marketing and Internet companies. In addition, Ms. Campbell has had 15 years of magazine publishing experience at Time Inc. and Times Mirror Magazines. Ms. Campbell was Chairman of the Direct Marketing Association and is actively involved in the association's policy development for the industry. She holds a Bachelor of Arts degree in Urban Geography from Dartmouth College graduating Phi Beta Kappa, as well as a Masters of Arts in Urban and Economic Geography and a Master of Business Administration in Marketing and Quantitative Analysis, each from Columbia University.

         JOSEPH S. FERRONI, M.D., DIRECTOR. Dr. Ferroni has served as our director since February 2005. He has been in the private practice of Obstetrics and Gynecology for over twenty years. Over the last six years he has limited his practice to the care of perimenopausal and menopausal women at the Gynecology and Menopause Center in Malvern, Pennsylvania, which he founded and serves as President. In addition to his clinical practice, Dr. Ferroni travels extensively and gives many lectures throughout the country on the subjects of menopause, osteoporosis, female cardiovascular health, breast cancer and contraception. He is a member of corporate speakers' bureaus for Eli Lilly and Company, Proctor & Gamble, Berlex, Warner Chilcot and Pfizer Pharmaceuticals. In addition to being a Board member, he also serves as our Medical Advisor. Dr. Ferroni is a graduate of Thomas Jefferson School of Medicine in Philadelphia, Pennsylvania.

         JEFFREY N. PELESH, DIRECTOR. Mr. Pelesh has served as our director since April 2005. Since 1991, Mr. Pelesh has owned, and served as principal of, his own accounting firm, Gelman & Pelesh, P.C., offering a full array of financial services. Since 1990, he also has been an Assistant Professor of Accountancy and Entrepreneurship at Villanova University, teaching courses full time at the graduate and undergraduate levels in financial and cost accounting, corporate reporting, tax and business computer applications. Mr. Pelesh also routinely serves as a presenter in training sessions offered by the accounting firm of PriceWaterhouseCoopers

LLP to its professional staff through the partner level. Mr. Pelesh received a Bachelor of Science degree in Accounting, as well as a Master of Business Administration degree, from Villanova University. Mr. Pelesh is a Certified Public Accountant, and is certified as an AICPA Personal Financial Specialist. Mr. Pelesh has his NASD Series 7 and 63 licenses and is also licensed to sell insurance in Pennsylvania and Delaware.

         ERIC A. WEISS, ESQ., DIRECTOR. Mr. Weiss has served as our director since February 2005. Since October 1993, Mr. Weiss has been a partner at Marshall, Dennehey, Warner, Coleman and Goggin in Philadelphia, Pennsylvania, where he concentrates his practice in commercial, product liability, pharmaceutical and complex civil litigation. Mr. Weiss was actively involved in the evolution of Milestone Marketing, a scholastic-affinity company, from his initial investment in 1997 until sale of that company to a competitor in 2002. In his capacity as principal, officer and director of Milestone Marketing, he dealt with all aspects of corporate management, venture capital and other financings and negotiations. Mr. Weiss graduated from Villanova University with a Bachelor of Science in Economics. He received his Juris Doctor degree, as well as a Master of Laws degree in Labor Law, from Temple University School of Law.

AUDIT COMMITTEE FINANCIAL EXPERT

         Our board of directors has designated Mr. Pelesh as an "audit committee financial expert." This term is defined by the SEC's regulations to mean a person who has:

         o an understanding of generally accepted accounting principles and financial statements;
         o the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
         o experience preparing, auditing, analyzing or evaluating financial statements with a breadth and level of complexity generally comparable to that which can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;
         o   an understanding of internal control over financial reporting; and
         o   an understanding of audit committee functions.

         The board of directors has also determined that Mr. Pelesh is not "independent," as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although such independent director standards are not applicable to our audit committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our directors and executive officers, and any person who beneficially owns more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. These persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of Section 16(a) filings we received during or with respect to 2005 and representations of our directors and executive officers with respect to the filing of annual reports of changes in
Section 16(a) beneficial ownership on Form 5, we believe that each filing required to be made pursuant to Section 16(a) of the Exchange Act during 2005 has been filed in a timely manner with the exception of the following:

         o Each of Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer, did not include on his initial Form 3 filed on August 12, 2005 an option to purchase 375,000 shares of our common stock that was granted on February 10, 2005. These holdings were reported on Mr. King's and Mr. Harrison's Form 5 for the 2005 fiscal year, which was filed with the SEC on February 14, 2006.

         o Each of Mr. King and Mr. Harrison did not file a Form 4 to report the forfeiture on September 30, 2005 of the options granted on February 10, 2005. These options were forfeited to us for no consideration. These transactions were reported on Mr. King's and Mr. Harrison's Form 5 for the 2005 fiscal year, which was filed with the SEC on February 14, 2006.

CODE OF ETHICS

         We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have a relatively small number of executives and have only recently completed the formation of our management team, which has been concentrating the vast majority of its efforts on the day-to-day operations of our business. For these reasons, we believe that a code of ethics is not necessary for us to adopt at this time; however, management and the board of directors will periodically evaluate this position to determine whether a code of ethics should be adopted in the future.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain information relating to the compensation paid to all persons who served as our Chief Executive Officer during our fiscal year ended December 31, 2005, as well as David J. Harrison, our President and Chief Operating Officer (collectively, the "named executive officers"). No other executive officer serving as such as of December 31, 2005 earned more than $100,000 in salary and bonus during the 2005 fiscal year. None of the named executive officers served as an executive officer of the Company prior to February 10, 2005 or during any prior fiscal year. The amounts below do not include any compensation paid to the named executive officers by Synova Healthcare, Inc. prior to our acquisition of that company on February 10, 2005.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                 COMPENSATION
                                                                                --------------
                                                    ANNUAL COMPENSATION             AWARDS
                                   -------------------------------------------  --------------
                                                                                  SECURITIES
                                                                  OTHER ANNUAL    UNDERLYING      ALL OTHER
                                              SALARY     BONUS    COMPENSATION   OPTIONS/SARS   COMPENSATION
   NAME AND PRINCIPAL POSITION      YEAR       ($)        ($)          ($)            (#)            ($)
---------------------------------   ----      ------     -----    ------------  --------------  ------------
Robert Knight
Chief Executive Officer (1)......   2005    $     --    $    --     $     --            --       $      --

Stephen E. King
Chairman and Chief Executive
Officer (2)......................   2005      153,125        --       14,362       506,250 (3)          --

David J. Harrison
President and Chief Operating
Officer (4)......................   2005      153,125        --       14,362       506,250 (3)          --

------------------
(1) Robert Knight served as our Chief Executive Officer from September 1998 to January 12, 2005.

(2) Stephen E. King was appointed as our Chairman of the Board of Directors and Chief Executive Officer on February 10, 2005. Mr. King served as the Chairman of the Board of Directors and Chief Executive Officer of our subsidiary, Synova Healthcare, Inc., since its incorporation in April 2003. For more information about the compensation of Mr. King, see " -- Employment Agreements."

(3) This amount includes an option to purchase 375,000 shares of our common stock which was voluntarily forfeited to us on September 30, 2005 by the named executive officer for no consideration.

(4) David J. Harrison was appointed as our President and Chief Operating Officer on February 10, 2005. Mr. Harrison served as the President of our subsidiary, Synova Healthcare, Inc., since shortly after its incorporation in April of 2003. For more information about the compensation of Mr. Harrison, see " -- Employment Agreements."

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

         The following table sets forth certain information relating to options granted to the named executive officers during our fiscal year ended December 31, 2005.

                                        NUMBER OF
                                       SECURITIES     % OF TOTAL OPTIONS
                                       UNDERLYING           GRANTED TO
                                       OPTIONS/SARS       EMPLOYEES IN      EXERCISE PRICE
               NAME                    GRANTED (#)       FISCAL YEAR(1)    PER SHARE ($/SH)  EXPIRATION DATE
-----------------------------------    ------------   -------------------  ----------------  ---------------
Robert Knight
Chief Executive Officer (2)........         -                  -               $    -               -

Stephen E. King
Chairman and Chief Executive
Officer (3)........................      375,000 (4)            28.0%          $    0.25           (5)
                                         131,250 (6)             9.8%          $    0.011   December 22, 2014
David J. Harrison
President and Chief Operating
Officer (7)........................      375,000 (4)            28.0%          $    0.25           (5)
                                         131,250 (6)             9.8%          $    0.011   December 22, 2014

------------------
(1) The calculation of this percentage includes (i) options to purchase in the aggregate 298,025 shares of common stock we issued in February 2005 to employees in connection with the assumption of outstanding options of Synova Healthcare, Inc. as part of our merger with Synova Healthcare, Inc.; and
    (ii) options to purchase in the aggregate 750,000 shares of common stock to Mr. King and Mr. Harrison, which options were voluntarily forfeited to us by them for no consideration on September 30, 2005.

(2) Mr. Knight served as our Chief Executive Officer from September 1998 to January 12, 2005.

(3) Stephen E. King was appointed as our Chairman of the Board of Directors and Chief Executive Officer on February 10, 2005. Mr. King served as the Chairman of the Board of Directors and Chief Executive Officer of our subsidiary, Synova Healthcare, Inc., since its incorporation in April 2003. For more information about Mr. King's compensation, see " -- Employment Agreements."

(4) On September 30, 2005, this option was voluntarily forfeited to us by the named executive officer for no consideration.

(5) This option was to expire 75 days from the date that it vested, but in no event could it be exercised after April 1, 2007.

(6) This option was issued in connection with the assumption of outstanding options of Synova Healthcare, Inc. upon our merger with Synova Healthcare, Inc. on February 10, 2005.

(7) David J. Harrison was appointed as our President and Chief Operating Officer on February 10, 2005. Mr. Harrison served as the President of our subsidiary, Synova Healthcare, Inc., since shortly after its incorporation in April of 2003. For more information about Mr. Harrison's compensation, see " -- Employment Agreements."

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                   AND OPTION/SAR VALUES AT DECEMBER 31, 2005

         The following table sets forth certain information relating to the number and value of unexercised options held by the named executive officers as of the end of 2005. None of our named executive officers exercised any options in 2005.

                                           NUMBER OF SECURITIES
                                          UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                              OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS AT
                                           DECEMBER 31, 2005 (#)         DECEMBER 31, 2005 ($) (1)
                                       ---------------------------     ----------------------------
                  NAME                 EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
------------------------------------   -----------   -------------     -----------    -------------
Robert Knight
Chief Executive Officer (2).........            -            -          $       -       $       -

Stephen E. King
Chairman and Chief Executive
Officer (3)(5)......................      131,250            -            367,356               -

David J. Harrison
President and Chief Operating
Officer (4)(5)......................      131,250            -            367,356               -

------------------
(1) The value of unexercised in-the-money options held at December 31, 2005 represents the total gain which an option holder would realize if the holder exercised all of the in-the-money options held at December 31, 2005. This value is determined by multiplying the number of shares of common stock underlying the options by the difference between the fair market value of such shares at December 31, 2005 and the per share option exercise price. For purposes of this table, such fair market value of the common stock was equal to $2.80, the closing price of a share of our common stock at December 30, 2005, the most recent trading day prior to December 31, 2005, as reported on the OTC Bulletin Board.

(2) Mr. Knight served as our Chief Executive Officer from September 1998 until January 12, 2005.

(3) Stephen E. King was appointed as our Chairman of the Board of Directors and Chief Executive Officer on February 10, 2005. Mr. King served as the Chairman of the Board of Directors and Chief Executive Officer of our subsidiary, Synova Healthcare, Inc., since its incorporation in April 2003. For more information about Mr. King's compensation, see " - Employment Agreements."

(4) David J. Harrison was appointed as our President and Chief Operating Officer on February 10, 2005. Mr. Harrison served as the President of our subsidiary, Synova Healthcare, Inc., since shortly after its incorporation in April of 2003. For more information about Mr. Harrison's compensation, see " - Employment Agreements."

(5) Excludes an option to purchase 375,000 shares of common stock that was awarded to each of Mr. King and Mr. Harrison in February 2005 and was voluntarily forfeited to us by them for no consideration on September 30, 2005.

COMPENSATION OF DIRECTORS

         On February 10, 2005, as compensation for serving as directors of Synova Healthcare, Dr. Ferroni and Mr. Weiss each received an option to purchase 8,750 shares of common stock at an exercise price of $0.57 per share. These options were originally issued by Synova Healthcare, Inc. and were assumed by us in connection with our acquisition of Synova Healthcare, Inc.

         On April 26, 2005, as compensation for serving as directors in 2005, each of our non-employee directors serving as of that date was granted an option to purchase 25,000 shares of our common stock at an exercise price of $1.82 per share. All of these options became fully vested on February 10, 2006.

         We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

EMPLOYMENT AGREEMENTS

         STEPHEN E. KING. In February 2005, we entered into a three-year employment agreement with Stephen E. King, pursuant to which Mr. King serves as our Chairman of the Board and Chief Executive Officer. Under this agreement, Mr. King receives an annual salary of $175,000, subject to review by our board of directors and the board of directors of Synova Healthcare, Inc., and also subject to required minimum cost-of-living increases. Mr. King is also eligible to receive a bonus of up to 40% of his salary. The amount of this bonus will be determined by these boards of directors, and the criteria for the receipt of a bonus will be based 70% on objective performance standards to be determined and mutually agreed upon by the boards of directors and Mr. King (with specific annual performance goals to be set by the boards) and 30% on subjective performance factors to be determined by the boards of directors. Mr. King is entitled to participate in all of our standard employee benefit plans, with guaranteed full medical, dental, short-term and long-term disability coverage, as well as guaranteed life insurance of at least two times Mr. King's then applicable salary. Mr. King is also entitled to take up to three weeks of vacation, excluding paid holidays, during the first two years of the agreement and up to four weeks of vacation thereafter.

         As part of the agreement, Mr. King initially received a non-qualified stock option to purchase up to 375,000 shares of our common stock at an exercise price of $0.25 per share. This option was to vest over a three-year period upon the Company's achievement of stated performance goals. Prior to any part of this option having vested, on September 30, 2005, Mr. King voluntarily forfeited these options to the Company for no consideration.

         Under the terms of the agreement, employment is terminated upon the death or disability of Mr. King, and we may terminate Mr. King for cause or without cause. Mr. King may also terminate the agreement for good reason, including upon a change of control of the Company or Synova Healthcare, Inc. If we terminate Mr. King's employment without cause or Mr. King terminates his employment for good reason, we must:

             o give Mr. King 120 days advance notice of such termination, which must be approved by the affirmative vote of at least two-thirds of the members of our board of directors;

             o continue to pay Mr. King his salary at the date of termination for the greater of the period of time remaining under the agreement or one year;

             o pay Mr. King a pro-rated bonus, based on the bonus he received in the year before termination; and

             o continue to provide to Mr. King any benefits required to be provided under the general provisions of the employee benefit plans in which he participated on the date of termination.

Under the agreement, Mr. King agrees to communicate and assign to us all works and other ideas developed or conceived by Mr. King during the term of his employment with us. The agreement also contains customary non-disclosure, non-solicitation and non-competition covenants.

         DAVID J. HARRISON. In February 2005, we entered into a three-year employment agreement with David J. Harrison, pursuant to which Mr. Harrison serves as our President and Chief Operating Officer. The terms and conditions of this employment agreement are substantially similar to those of Mr. King's employment agreement.

         As part of the agreement, Mr. Harrison also initially received a non-qualified stock option to purchase up to 375,000 shares of our common stock at an exercise price of $0.25 per share. This option was to vest over a three-year period upon the Company's achievement of stated performance goals. Prior to any part of this option having vested, on September 30, 2005, Mr. Harrison voluntarily forfeited these options to the Company for no consideration.

         ROBERT L. EDWARDS. Effective September 19, 2005, we entered into an employment agreement with Robert L. Edwards, under which Mr. Edwards serves as our Chief Financial Officer. The employment agreement provides that Mr. Edwards' base salary is $130,000 per year. In addition, effective January 1, 2006, we granted Mr. Edwards a monthly car allowance of $500. Under the employment agreement, we awarded Mr. Edwards an option to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 per share, expiring on September 19, 2015. This option vests in four equal installments of 50,000 shares on each of the first four anniversaries of Mr. Edwards' employment. In addition, Mr. Edwards is entitled to three weeks of vacation, health insurance and other benefits consistent with those granted to other of our employees. The agreement is not for a specified term and may be terminated at any time by us or Mr. Edwards without penalty.

         RONALD S. SPANGLER, PH.D. On December 16, 2005, we entered into an employment agreement with Ronald S. Spangler, Ph.D., under which Dr. Spangler serves as our Chief Scientific Officer. The employment agreement was effective as of January 3, 2006 and provides that Dr. Spangler's base salary is $150,000 per year. Under the employment agreement, the Company granted Dr. Spangler an option to purchase 300,000 shares of common stock of the Company at $2.78 per share, expiring on January 3, 2016. This option will vest in scheduled increments of 50,000 shares, 70,000 shares, 80,000 shares and 100,000 shares, respectively, after each of Dr. Spangler's first four six-month terms of employment. In addition, under the employment agreement, Dr. Spangler is entitled to three weeks of vacation, health insurance and other benefits consistent with those granted to other of our employees. If the Company terminates Dr. Spangler's employment without cause (as defined in the agreement), Mr. Spangler will receive a severance payment equal to one year's salary minus the value of any vested stock options which were granted at the inception of his employment. If the value of the vested stock options exceed the value of one year's salary, Dr. Spangler will not be entitled to any severance payment. As a condition to employment, Dr. Spangler was required to execute a non-disclosure, non-solicitation and non-competition agreement. The employment agreement is not for any specified term and may be terminated at any time by either party, subject to the provisions described above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 3, 2006 by the following persons:

         o   each of our directors;

         o   each of the named executive officers;

         o each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and

         o   all of our executive officers and directors as a group.

         As of April 3, 2006, there were 16,076,388 shares of our common stock outstanding. Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned by them. The number of shares beneficially owned by each stockholder is determined under rules and regulations promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other convertible securities or rights held by that person that are currently exercisable or exercisable within 60 days of April 3, 2006 are deemed to be presently outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The same shares may be beneficially owned by more than one person. Unless otherwise indicated, the address of record for the owner is c/o Synova Healthcare Group, Inc., 1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063.

                                                            NUMBER OF SHARES
                                                          OF OUR COMMON STOCK          PERCENTAGE OF OUR COMMON
                   NAME AND ADDRESS                       BENEFICIALLY OWNED           STOCK BENEFICIALLY OWNED
-------------------------------------------------------   -------------------          ------------------------
Stephen E. King........................................       2,020,375 (1)                   12.5%

David J. Harrison......................................       2,020,165 (2)                   12.5%

Patricia Campbell......................................          25,000 (3)                    0.2%

Joseph S. Ferroni......................................          51,250 (4)                    0.3%

Jeffrey N. Pelesh......................................          86,250 (5)                    0.5%

Eric A. Weiss..........................................         285,750 (6)                    1.8%

Robert Knight
114 W. Magnolia Street, Suite 446                                    --                       --
Bellingham, Washington 98225 (7).......................

Bianchi & Partner AG
Friesenbergstrasse 98
CH-8055
Zurich, Switzerland (8)................................         999,990 (9)                    6.2%

G.M. Capital Partners, Ltd.
Useristrasse 19
POB 8023
Zurich, Switzerland (8) (10)...........................       1,123,184 (11)                   6.8%

All directors and executive officers as a group
   (8 persons).........................................       4,488,790 (12)                  27.2%

-----------------
(1) Includes (i) an option to purchase 131,250 shares of common stock at an exercise price of $0.0011 per share and (ii) 700 shares of common stock held of record by a member of Mr. King's immediate family of which Mr. King shares beneficial ownership

(2) Includes (i) an option to purchase 131,250 shares of common stock at an exercise price of $0.0011 per share and (ii) 1,750 shares of common stock held of record by a member of Mr. Harrison's immediate family of which Mr. Harrison shares beneficial ownership.

(3) Includes an option to purchase 25,000 shares of common stock at an exercise price of $1.82 per share.

(4) Includes (i) an option to purchase 8,750 shares of common stock at an exercise price of $0.57 per share; (ii) an option to purchase 25,000 shares of common stock at an exercise price of $1.82 per share; and (iii) 17,500 shares of common stock held of record by a member of Dr. Ferroni's immediate family of which Dr. Ferroni shares beneficial ownership.

(5) Includes (i) a warrant to purchase 8,750 shares of common stock at an exercise price of $0.0011 per share and (ii) an option to purchase 25,000 shares of stock at an exercise price of $1.82 per share.

(6) Includes (i) an option to purchase 8,750 shares of common stock at an exercise price of $0.57 per share; (ii) an option to purchase 25,000 shares of common stock at an exercise price of $1.82 per share; and (iii) 252,000 shares of common stock held as joint tenants with Mr. Weiss's spouse.

(7)  Robert Knight resigned as our Chief Executive Officer on January 12, 2005.

(8) Because information regarding this investor could not be obtained without unreasonable effort or expense, such information has been included in this table based solely on information presently known to management and assuming that all such information is accurate as of the date stated above.

(9) Excludes warrants to purchase up to an additional 499,980 shares of common stock, which, pursuant to the terms thereof, may not be exercised so long as the holder would beneficially own more than 4.99% of our common stock either prior to or after giving effect to the exercise. We currently believe that this stockholder owns more than 4.99% of our common stock and thus this warrant is not presently exercisable. However, if these warrants could be exercised in full, Bianchi & Partner AG would be deemed to beneficially own a total of 1,499,970 shares of common stock, or 9.0%.

(10) J.A. Michie is the Managing Partner of G.M. Capital Partners, Ltd. and has sole voting and investment control over these shares. As compensation for serving as a placement agent in our February 2005 unit offering, G.M. Capital received $140,000 and a unit purchase option to purchase 3.5 units, with each unit consisting of 50,000 shares of common stock and warrants to purchase up to 40,000 shares of common stock at an exercise price of $2.00 per share. As compensation for serving as a placement agent in the October 2005 unit offering, G.M. Capital is eligible to receive unit purchase options to purchase in the aggregate 8.3874 units, including (i) 6.2874 units, with each unit consisting of 25,000 shares of common stock and warrants to purchase up to 12,500 shares of common stock at an exercise price of $3.00 per share, and (ii) 2.1 units, with each unit consisting of 33,333 shares of common stock and warrants to purchase up to 16,666 shares of common stock at an exercise price of $2.50 per share. These unit purchase options are all exercisable for $50,000 per unit.

(11) Includes 402,184 shares of common stock (454,744 shares, or a total beneficial ownership of 7.1%, if the October 2005 offering is amended in full) that may be issued upon the exercise in full of unit purchase options that we have issued or are obligated to issue. These unit purchase options are described in footnote (10) above. Excludes the right under such unit purchase options to acquire warrants to purchase up to an additional 253,591 shares of common stock (279,784 shares if the October 2005 offering is amended in full), which, pursuant to the terms of the warrants, would not be exercisable so long as the holder would beneficially own more than 4.99% of our common stock either prior to or after giving effect to the exercise. We currently believe that this stockholder owns more than 4.99% of our common stock and thus these warrants underlying the unit purchase options would not be presently exercisable. However, if these warrants were acquired through the exercise in full of all of G.M. Capital's existing purchase options, and all such warrants could be exercised in full, G.M. Capital would be deemed to beneficially own a total of 1,376,775 shares of common stock, or 8.2% (1,455,362 shares of common stock, or 8.7%, if the October 2005 offering is amended in full).

(12) Includes all shares, options and warrants disclosed in footnotes (1) through (6) above.

RELATED STOCKHOLDER MATTERS

         The following table sets forth information with respect to our equity compensation plans as of December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION
                             AS OF DECEMBER 31, 2005

-----------------------------------------------------------------------------------------------------------------------
                                                                                                Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                              Number of securities to     Weighted-average          under equity
                                              be issued upon exercise     exercise price of      compensation plans
                                              of outstanding options,   outstanding options,    (excluding securities
                                                warrants and rights      warrants and rights    reflected in column (a))
               Plan Category                            (a)                     (b)                     (c)
-------------------------------------------- -------------------------- ---------------------- ------------------------
Equity compensation plans approved by
     security holders................                416,500 (1)              $ 2.31 (1)            1,083,500
-------------------------------------------- -------------------------- ---------------------- ------------------------
Equity compensation plans not approved by
     security holders (2)............              1,450,912 (3)              $ 1.12 (3)              280,000 (4)
-------------------------------------------- -------------------------- ---------------------- ------------------------
         Total.......................              1,867,412 (1) (3)          $ 1.39 (1) (3)        1,363,500
-----------------------------------------------------------------------------------------------------------------------

-------------------
(1) All of these options were issued under our 2005 Equity Incentive Plan, which was approved by our stockholders on May 27, 2005 effective as of April 26, 2005.

(2) Amounts included in this row include individual securities compensation arrangements entered into with both employees and non-employees, including directors, consultants, advisors, vendors, customers, suppliers and lenders.

(3) As part of our merger with Synova Healthcare, Inc., we assumed outstanding options, warrants and other rights to purchase 562,045 shares of our common stock with an aggregate weighted-average exercise price of $0.06. The issuance of these options, warrants and other rights were not approved by our stockholders.

(4) This amount represents shares of our common stock that are subject to future awards under our Consultant Stock Compensation Plan, pursuant to which an aggregate of 300,000 shares of common stock have been reserved for issuance.

         Descriptions of the material features of our equity compensation plans and individual compensation arrangements that have not been approved by our stockholders are set forth in the notes to our consolidated financial statements on pages F-15 through F-20 and are incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH G.M. CAPITAL PARTNERS, LTD.

         G.M. Capital has served as a placement agent as to investors who are not residents of the United States in our unit offerings that commenced in February and October 2005. On January 10, 2005, we issued G.M. Capital 200,000 shares of common stock in consideration for consulting services. As compensation for serving as a placement agent in the February 2005 unit offering, G.M. Capital received $140,000 in cash and a unit purchase option to purchase 3.5 units, with each unit consisting of 50,000 shares of our common stock and a warrant to purchase 40,000 shares of our common stock at an exercise price of $2.00 per share. The unit purchase option is exercisable for $50,000 per unit. The unit purchase option and the warrants underlying such option are exercisable for a period of five years from the date of closing. In addition, G.M. Capital will receive an amount equal to 1% of any cash received by us on the exercise of the warrants sold in the February 2005 unit offering. To date, investors have paid an aggregate of $576,000 in connection with the exercise of these warrants, which has resulted in compensation to G.M. Capital of $5,760.

         As compensation for serving as a placement agent in the October 2005 unit offering, G.M. Capital is eligible to receive $419,370 in cash and unit purchase options to purchase (i) 6.2874 units, with each unit consisting of 25,000 shares of common stock and warrants to purchase up to 12,500 shares of common stock at an exercise price of $3.00 per share (which shall convert to units to purchase up to 33,333 shares of common stock and warrants to purchase up to 16,666 shares of common stock at an exercise price of $2.50 per share if and when the terms of the October 2005 offering are amended), and (ii) 2.1 units, with each unit consisting of 33,333 shares of common stock and warrants to purchase up to 16,666 shares of common stock at an exercise price of $2.50 per share. These unit purchase options are all exercisable for $50,000 per unit. The unit purchase option and the warrants underlying such option are exercisable for a period of four years from the date of issuance.

MERGER WITH SYNOVA HEALTHCARE, INC.

         In connection with the merger of our subsidiary, Synova AGBL Merger Sub, Inc., with Synova Healthcare, Inc., we issued an aggregate of 6,437,952 shares of our common stock to the stockholders of Synova Healthcare, Inc. We also assumed options and warrants to purchase an aggregate of 562,045 shares of common stock in connection with the merger. The following executive officers and directors were beneficial owners of Synova Healthcare, Inc. common stock at the time the merger was effective and each received the following number of shares of our common stock and options and warrants to purchase shares of our common stock in connection with the merger:

                                                                       SHARES
                                                SHARES OF            UNDERLYING
                                                 COMMON            STOCK OPTIONS
NAME                                              STOCK             AND WARRANTS
---------------------------------------------   ---------          -------------
Stephen E. King..............................   1,888,425            131,250 (1)
David J. Harrison............................   1,887,165            131,250 (1)
Joseph S. Ferroni............................      17,500              8,750 (2)
Jeffrey N. Pelesh............................      52,500              8,750 (3)
Eric A. Weiss................................     252,000              8,750 (2)

------------------
(1) These stock options have an exercise price of $0.011 per share.

(2) These stock options have an exercise price of $0.57 per share.

(3) This warrant has an exercise price of $0.011 per share.

EMPLOYMENT AGREEMENTS

         During 2005, we entered into employment agreements with Stephen E. King, our Chairman and Chief Executive Officer, David J. Harrison, our President and Chief Operating Officer, Robert L. Edwards, our Chief Financial Officer, and Ronald S. Spangler, Ph.D., our Chief Scientific Officer. See "Management - Employment Agreements."

ACCOUNTING SERVICES

         Jeffrey N. Pelesh, one of our directors, provided professional accounting services to Synova Healthcare, Inc. during the fiscal year ended December 31, 2004. Synova Healthcare, Inc. paid Mr. Pelesh an aggregate of $30,000 for these professional services in the form of 52,500 shares of our common stock.

         In addition, on December 22, 2004, Mr. Pelesh was granted an immediately exercisable warrant to purchase up to 8,750 shares of our common stock at an exercise price of $0.0011 per share. This warrant was issued for professional accounting services to Synova Healthcare, Inc. and expires on December 22, 2014.

GUARANTY OF CREDIT FACILITY

         Mr. King and Mr. Harrison each personally guaranteed our obligations under our term loan and line of credit with Wachovia Bank, N.A., pursuant to a guaranty agreement dated April 28, 2005. As of December 31, 2005, we had approximately $361,085 in aggregate principal amount outstanding under these obligations.

ITEM 13. EXHIBITS.

           The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company's securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit
No.           Description
-------       ------------------------------------------------------------------
2.1           Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc.
              and Synova Healthcare, Inc. (1)

2.2 First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3+ Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (7)

3.1 Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2 Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3 Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4 Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5 Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6 Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7 Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8 Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9           Amended and Restated Bylaws of Synova Healthcare Group, Inc. (3)

4.1 Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2 Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (2)

4.3 Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (2)

4.5 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (2)

4.6 Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7 Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (7)

4.8 Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (7)

4.9 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (7)

4.10 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (7)

4.11 Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering.

4.12 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's October 2005 unit offering.

4.13 Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering.

10.1 Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and Stephen E. King. (2)

10.2 Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and David J. Harrison. (2)

10.3 Employment Agreement, dated September 13, 2005, between Synova Healthcare Group, Inc. and Robert L. Edwards. (7)

10.4 Employment Agreement, dated December 12, 2005, between Synova Healthcare Group, Inc. and

              Ronald Spangler, Ph.D.

10.5          Synova Healthcare Group, Inc. 2005 Equity Incentive Plan. (2)

10.6          Form of Stock Option Agreement. (6)

10.7 Consulting/Retainer Agreement, dated as of August 20, 2004, by and between Synova Healthcare, Inc. and KSR Associates, Inc., as amended by letter dated January 13, 2005. (3)

10.8 Engagement Letter, dated November 8, 2004, between Advanced Global Industries Corporation and Oceana Partners LLC. (2)

10.9 Consulting Agreement dated as of December 21, 2004, by and between Advanced Global Industries Corporation and G.M. Capital Partners, Ltd. (2)

10.10 Distribution Agreement, dated as of June 23, 2003, by and between Synova Healthcare, Inc. and Applied Biotech, Inc. (4) (8)

10.11 Amendment to Distribution Agreement, dated as of February 3, 2005, by and between Synova Healthcare, Inc. and Applied Biotech, Inc.
              (4) (8)

10.12 Indemnification Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., G.M. Capital Partners, Ltd. and Oceana Partners LLC. (2)

10.13 Promissory Note, dated as of April 28, 2005, issued by Synova Healthcare, Inc. as maker. (3)

10.14 Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association.
              (2)

10.15 Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association.
              (3)

10.16 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., Stephen E. King and Wachovia Bank, National Association. (3)

10.17 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., David Harrison and Wachovia Bank, National Association. (3)

10.18 Non-qualified Stock Option Agreement, dated as of February 10, 2005 by and between Synova Healthcare Group, Inc. and Stephen E. King. (3)

10.19 Non-qualified Stock Option Agreement, dated as of February 10, 2005, by and between Synova Healthcare Group, Inc. and David J. Harrison. (3)

10.20 Distribution Agreement, dated September 6, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (7)

10.21 Amendments, dated November 13, 2005, to Distribution Agreement and Share Purchase Agreement by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd.

10.22 Amendments, dated November 29, 2005, to Distribution Agreement and Share Purchase Agreement, dated November 15, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (5)

10.23 Distribution Agreement, dated December 8, 2005, between Synova Healthcare, Inc. and QuantRX Biomedical Corporation (formerly A-Fem Medical Corporation) (9)

10.24 Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd. (9)

10.25 Lease, between Cal-Tree Realty Associates L.P. and Synova Healthcare, Inc., dated December 22, 2005.

10.26 Shareholders Agreement, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd., dated September 23, 2005 (7)

21.1          Subsidiaries of the Company.

23.1          Consent of Morison Cogen LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

----------------
+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.
(1) Previously filed as an exhibit to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.
(2) Previously filed as an exhibit to Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.
(3) Previously filed as an exhibit to Amendment No. 2 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.
(4) Previously filed as an exhibit to Amendment No. 3 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on July 27, 2005.
(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 29, 2005 (File No. 0-51492), as filed with the SEC on December 5, 2005.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 0-51492), as filed with the SEC on October 3, 2005.
(7) Previously filed as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.
(8) Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on May 13, 2005, which was granted on August 12, 2005.
(9) Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on April 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         During fiscal 2005 and 2004, Morison Cogen LLP, the Company's independent registered public accounting firm, billed the Company $60,850 and $0, respectively, for audit fees. Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, the quarterly review of unaudited interim financial statements included in the Company's Forms 10-QSB, and services in connection with registration statements filed with the SEC, including the delivery of consents and "comfort letters."

AUDIT-RELATED, TAX AND ALL OTHER FEES

         The Company was not billed by Morison Cogen LLP for any other audit-related, tax or other fees in 2005 or 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

         The Company's Audit Committee is responsible for appointing, setting the compensation for and overseeing the work of, its independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve all auditing services, internal control-related services and permitted non-audit services performed by the independent registered public accounting firm in order to ensure its independence. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more of its members.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SYNOVA HEALTHCARE GROUP, INC.

                                                By:  /s/ Stephen E. King
                                                     -----------------------
                                                     Stephen E. King
                                                     Chief Executive Officer

Date: April 14, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2006              By:  /s/ Stephen E. King
                                       --------------------------------------
                                       Stephen E. King
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Date: April 14, 2006              By:  /s/ Robert L. Edwards
                                       --------------------------------------
                                       Robert L. Edwards
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

Date: April 12, 2006              By:  /s/ David J. Harrison
                                       --------------------------------------
                                       David J. Harrison
                                       President, Chief Operating Officer and
                                       Director

Date: April 11, 2006              By:  /s/ Patricia Campbell
                                       --------------------------------------
                                       Patricia Campbell
                                       Director

Date: April 11, 2006              By:  /s/ Joseph S. Ferroni
                                       --------------------------------------
                                       Joseph S. Ferroni
                                       Director

Date: April 11, 2006              By:  /s/ Jeffrey N. Pelesh
                                       --------------------------------------
                                       Jeffrey N. Pelesh
                                       Director

Date: April 11, 2006              By:  /s/ Eric A. Weiss
                                       --------------------------------------
                                       Eric A. Weiss
                                       Director

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm................................................F-2

Consolidated Balance Sheet as of December 31, 2005 and 2004............................................F-3

Consolidated Statement of Operations For the Years Ended December 31, 2005 and 2004....................F-4

Consolidated Statement of Cash Flows For the Years Ended December 31, 2005 and 2004....................F-5

Consolidated Statements of Stockholders' Deficit For the Years Ended December 31, 2005 and 2004........F-6

Notes to Consolidated Financial Statements.............................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Synova Healthcare Group, Inc. and Subsidiaries
Media, Pennsylvania

We have audited the balance sheets of Synova Healthcare Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synova Healthcare Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital of $1,142,294 at December 31, 2005 and experienced negative cash flow from operations of $3,401,206 and $1,094,560 for the years ended December 31, 2005 and 2004, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MORISON COGEN LLP
-----------------------------
Morison Cogen LLP
Bala Cynwyd, Pennsylvania
March 17, 2006, except for
  Note 18 for which the date
  is March 31, 2006

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                               December 31,    December 31,
                                                                                                  2005            2004
                                                                                               ----------------------------
ASSETS
Cash                                                                                           $    20,491      $    10,554
Restricted cash                                                                                    184,085                -
Accounts receivable, net                                                                            52,185           84,423
Private placement subscription receivable                                                          450,000                -
Inventory                                                                                           73,178          433,545
Prepaid expenses                                                                                   122,770           56,345
Deferred loan costs                                                                                 69,342                -
Deposits                                                                                           125,000                -
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                           $ 1,097,051      $   584,867

Property and equipment, net                                                                    $    35,231      $    31,654

Investment                                                                                         807,944                -
Security deposits                                                                                        -            6,190
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $ 1,940,226      $   622,711
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Line of credit                                                                                 $   200,000      $         -
Loans payable                                                                                      711,085          475,000
Due to stockholder                                                                                       -            2,275
Accounts payable                                                                                   922,742          870,919
Accrued expenses                                                                                   405,518           56,415
---------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      $ 2,239,345      $ 1,404,609

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares outstanding         $         -      $         -
Common stock, $0.001 par value:
    150,000,000 shares authorized; 13,738,566 and 5,889,905 shares
    issued and outstanding at December 31, 2005 and December 31, 2004                               13,739            5,890
Common stock subscribed, net of offering costs                                                     387,000                -
Additional paid in capital                                                                       6,314,898        1,410,055
Accumulated deficit                                                                             (7,014,756)      (2,197,843)
---------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS'  DEFICIT                                                                   $  (299,119)     $  (781,898)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                    $ 1,940,226      $   622,711
===========================================================================================================================

===========================================================================================================================

           See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               FOR THE                 FOR THE
                                                              YEAR ENDED              YEAR ENDED
                                                          DECEMBER 31, 2005       DECEMBER 31, 2004
                                                          -----------------       -----------------
Net sales                                                  $       202,329         $       458,300

OPERATING EXPENSES:

Cost of net sales                                                  219,180                 171,083
Selling and marketing                                            2,788,250                 723,122
Personnel expenses                                                 671,670                 633,014
General and administrative                                       1,173,139                 348,867
                                                           ---------------------------------------

                           Total Operating Expenses              4,852,239               1,876,086
                                                           ---------------------------------------

                                     OPERATING LOSS             (4,649,910)             (1,417,786)
                                                           ---------------------------------------

OTHER INCOME (EXPENSES):

Interest income                                                     14,802                     342
Interest expense                                                  (181,805)                (55,240)
                                                           ---------------------------------------
                               Total Other Expenses               (167,003)                (54,898)
                                                           ---------------------------------------
                                           NET LOSS        $    (4,816,913)        $    (1,472,684)
                                                           =======================================
Basic and diluted net loss per share
                                                           $         (0.38)        $         (2.31)
                                                           =======================================

Basic and diluted weighted average number of shares             12,645,239                 637,310

           See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             FOR THE         FOR THE
                                                                            YEAR ENDED      YEAR ENDED
                                                                           DECEMBER 31,    DECEMBER 31,
                                                                               2005           2004
                                                                          -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $ (4,816,913)    $ (1,472,684)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN OPERATING ACTIVITIES:
Amortization of deferred loan cost                                             126,658               --
Depreciation and amortization                                                    8,330            7,256
Issuance of common stock for services                                          393,000               --
Issuance of warrants for services                                              241,400          251,940
Issuance of common stock for registration rights penalty                       107,822               --
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT OF  MERGER:
(Increase) decrease in assets
   Accounts receivable                                                          32,237           52,464
   Inventory                                                                   360,367           13,999
   Deposits                                                                   (118,810)           6,190
   Prepaid expenses and other current assets                                  (129,423)         (33,467)
Increase (decrease) in liabilities
   Accounts payable and accrued expenses                                       394,125          152,208
   Customer overpayment                                                             --          (72,466)
-------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                     $ (3,401,206)    $ (1,094,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment                                                                    (807,944)              --
Cash acquired in merger                                                             89               --
Purchases of property and equipment                                            (11,907)          (2,132)
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     $   (819,762)    $     (2,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                              $    200,000               --
Repayment of loan payable                                                 $   (477,275)         (40,000)
Proceeds from loan payable                                                     711,085          542,275
Proceeds from issuance of common stock, net of offering costs                3,981,180          583,855
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 $  4,414,990     $  1,086,130

Net increase (decrease) in cash                                                194,022          (10,562)

Cash at the beginning of the year                                               10,554           21,116

-------------------------------------------------------------------------------------------------------
CASH AT THE END OF THE YEAR                                               $    204,576     $     10,554
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOWS :
Cash paid during the year for interest                                    $     36,517               --
=======================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Warrants issued for deferred loan cost                                    $    196,000               --
Subscription receivable                                                   $   (450,000)              --
Common stock subscribed, net of offering costs                            $    387,000               --
=======================================================================================================
Conversion of debt and accrued interest into common stock                 $         --           72,740
=======================================================================================================

           See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                       Additional     Common                             Total
                                                Number      Common       Paid-in       Stock        Accumulated       Stockholders'
                                               of Shares    Stock        Capital     Subscribed       Deficit            Deficit
                                               ---------    ------     ----------    ----------     -----------       -------------
BALANCE AT DECEMBER 31, 2003                     529,070    $    53    $  515,098      $     -      $  (725,159)        $ (210,008)

Issuance of common stock                         111,614         11       583,844            -                -            583,855
Issuance of common stock for services             17,900          2        89,497            -                -             89,499
Conversion of notes payable for common stock      14,548          1        72,739            -                -             72,740
Issuance of warrants to founders at below
market value                                           -          -       149,700            -                -            149,700

Issuance of warrants in exchange for
services                                               -          -         5,000            -                -              5,000

Retroactive recapitalization                   5,216,773      5,823        (5,823)           -                                   -
Net loss for the year ended December 31,
2004                                                   -          -             -            -       (1,472,684)        (1,472,684)
                                              ------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004                   5,889,905      5,890     1,410,055            -       (2,197,843)          (781,898)

Issuance of common stock at merger             3,000,000      3,000        (3,000)           -                -                  -

Liabilities assumed upon merger                                            (6,710)           -                -             (6,710)

Issuance of common stock                         179,392        179       146,821            -                -            147,000
Issuance of common stock for services            162,500        163       392,837            -                -            393,000
Issuance of common stock for offering costs      351,155        351          (351)           -                -                  -
Issuance of common stock in private
placement, net of offering costs               3,500,000      3,500     2,782,600            -                -          2,786,100

Issuance of warrants for services                      -          -       241,400            -                -            241,400

Issuance of warrants for deferred loan cost            -          -       196,000            -                -            196,000
Issuance of common stock, registration
rights penalty payment                            50,114         50       107,772            -                -            107,822
Issuance of common stock, warrants
exercised                                        152,000        152       300,808            -                -            300,960
Issuance of common stock in private
placement, net of offering costs                 453,500        454       746,666            -                -            747,120
Subscription receivable, net of offering
costs                                                  -          -             -      387,000                -            387,000
Net loss for year ended December 31, 2005              -          -             -            -       (4,816,913)        (4,816,913)
                                              ------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005                  13,738,566    $13,739    $6,314,898      387,000      $(7,014,756)        $ (299,119)
                                              ====================================================================================

           See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Synova Healthcare Group, Inc., a Nevada corporation, and its subsidiaries (the "Company") develops, markets and distributes over-the-counter and point-of-care, non-invasive diagnostic tests that allow consumers and healthcare professionals to diagnose or monitor the onset of specific medical conditions. The Company's principal executive offices are located in Media, Pennsylvania. The Company has two wholly owned subsidiaries: Synova Healthcare, Inc., a Delaware corporation ("Synova Healthcare"), and Synova Pre-Natal Healthcare, Inc., a Delaware corporation ("Pre-Natal"). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated in consolidation.

The Company was incorporated in the State of Nevada on September 1, 1998 under the name Centaur Capital Group, Inc. The original business strategy of the Company was to engage in the discovery of pharmaceuticals based upon human genetics, but this business was never developed and was abandoned in 2001. The Company's name has been changed numerous times since its original formation. From December 10, 2004 to January 12, 2005, it operated under the name Advanced Global Industries Corporation. The Company's name changed to Synova Healthcare Group, Inc. on January 12, 2005, in connection with the acquisition of Synova Healthcare. From formation until the Company's acquisition of Synova Healthcare, the Company was a development stage company with no active business.

On February 10, 2005, the Company's wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, with Synova Healthcare surviving the merger. In connection with the merger, each outstanding share of Synova Healthcare common stock was cancelled and converted into the right to receive 8.75 shares of the Company's common stock. Each outstanding stock option, warrant and other security convertible into or exchangeable for Synova Healthcare common stock ("common stock equivalents") was also cancelled and converted into a similar right to purchase the Company's common stock, with the number of shares subject to each such right being multiplied by 8.75 and the exercise price of such right being divided by 8.75.

Immediately after the consummation of the merger, persons who had owned Synova Healthcare common stock and common stock equivalents immediately prior to the merger held approximately 70% of the Company's outstanding voting stock on a fully diluted basis. As a result of the merger, Synova Healthcare became a wholly owned operating subsidiary of the Company. Under generally accepted accounting principles in the United States, the share exchange represented by the merger is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Synova Healthcare in exchange for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the legal acquiror, Synova Healthcare Group, Inc., are those of the legal acquiree, Synova Healthcare, which are considered to be the accounting acquiror. As necessary, share and per share amounts stated herein (including the exercise price of warrants and options) have been adjusted as described above to reflect the merger.

NOTE 2 - GOING CONCERN

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2005, the Company realized losses of $4,816,913, had a working capital deficit of $1,142,294, had an accumulated deficit of $7,041,756, and had not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

During fiscal year 2006, management believes that it will need to fund its operations primarily through capital raising efforts, as it anticipates that cash flow from operations will be insufficient to meet the Company's projected cash expenses. The Company's continued existence will be dependent upon locating and obtaining sufficient funding through temporary or permanent sources of debt or equity capital, and management is currently pursuing a variety of independent sources of financing. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally. The Company believes that it will continue to be successful in raising funds necessary to operate its business as projected through its current private placement offering, by obtaining new temporary and permanent sources of capital, and through exercises of outstanding options and warrants. Furthermore, the Company anticipates that it will be able to renew or extend its existing bank financing on substantially similar terms.

In addition, if necessary and to the extent feasible, the Company plans to reduce its operating expenses by reducing advertising, marketing, travel and entertainment, and office expenses. While the Company is looking for additional sources of capital, the Company may, keeping within the Company's stated goals of managing its operating expenses and other working capital requirements, concurrently seek to optimize the marketing and development of its existing product offerings through less capital intensive channels. Furthermore, the Company will seek to enhance existing and develop new relationships with product retailers and other points of distribution for its products. Assuming appropriate financing structures are available on acceptable terms, the Company also intends to seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for the Company upon acquisition. In addition, the Company will also continue to identify new product offerings to complement and expand its current and projected future business.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive loss is equal to net loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments classified as current assets or liabilities, including cash, restricted cash, receivables, accounts payable and due to stockholder, approximates carrying value due to the short-term maturity of the instruments. The carrying value of the line of credit and loans payable approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

RESTRICTED CASH

Restricted cash at December 31, 2005 consists of funds in a money market account that are restricted because they are pledged as collateral for the Company's obligations to a financial institution and for a letter of credit associated with the Company's office lease. The Company expects the funds in the money market account will be released when the obligations to the financial institution and the letter of credit are terminated.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to accounts receivable are limited since the Company performs ongoing credit evaluations of its customers' financial condition and due to the generally short payment terms.

ACCOUNTS RECEIVABLE

The Company considers accounts receivable to be fully collectible; accordingly, the Company has not provided for an allowance for doubtful accounts. As amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made.

INVENTORY

Inventory consists of diagnostic medical devices and is stated at the lower of cost (determined by the first-in, first-out method) or market. An allowance has been provided for expired product and product which will expire within 120 days from year end.

DEPRECIATION

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method. The estimated useful lives are as follows:

                Computer equipment....................... 5 years
                Office equipment......................... 7 years
                Office furniture......................... 7 years

REVENUE RECOGNITION

The Company sells its products to a number of leading national and regional retailers and wholesalers, both directly and through the services of external sales brokers.

In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, except with respect to retailers, distributors or wholesalers that buy products from the Company on pay-on-scan terms and except as otherwise described below, the Company will generally recognize revenue at the time its merchandise is received by the retailer, distributor or wholesaler.

The Company recognizes revenue from pay-on-scan sales when it is notified of the sales of goods by the retailer to its customer through weekly sales data. Based on the monitoring of sales activity and the reordering patterns of our major customers, the Company has at this time established an allowance for returned product. The Company has experienced returns in the normal course of business and it expects to do so in future periods. The Company will continue to monitor sales activity and its customer ordering patterns to determine in the future whether the return allowance amount is reasonable based upon actual and expected return activity.

The Company treats temporary price reduction ("TPR") programs, merchandising fees, co-operative advertising and slotting expenses as a reduction in gross sales. The Company records the liability when persuasive evidence exists that the Company and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with Emerging Issues Task Force ("EITF")

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Issue No. 01-09, Accounting for Consideration Given by a Vendor to a
Customer, if the TPR recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

Another exception to the Company's general revenue recognition policy stated above is where the Company has entered into an arrangement with a retailer, wholesaler or distributor that has the right to return to the Company any product that was not sold or otherwise failed to meet the customer's expectations. Under these terms, the sale of product to the retail customer would be considered contingent upon the retail customer's resale of the product to its customer. Therefore, the recognition of revenue upon actual shipment of product to such retail customer is not permitted in accordance with SAB 104 until the retail customer's actual resale of the product. The Company is generally notified of sales by these retailers though a third party's publication of weekly sales data.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

BASIC AND DILUTED NET LOSS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the years ended December 31, 2005 and 2004, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the use of estimates and assumptions based on management's knowledge and experience. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

RECOVERABILITY OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangibles must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any other events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

ADVERTISING COSTS

Advertising costs are expensed as incurred. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, prepaid advertising represents advertising distribution and monitoring costs with respect to advertisements in various media that have not yet aired.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

CO-OPERATIVE ADVERTISING

The Company accounts for co-operative advertising expense in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. EITF 01-09 requires that cash consideration, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price and, therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, under EITF 01-09, if the consideration recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense

Cooperative advertising expenses of $199,907 and $309,890 were recorded as reductions of sales revenue for the years ended December 31, 2005 and 2004. During 2005, in accordance with EITF 01-09, the Company reclassified to marketing expense $75,215 of excess TPR related to one customer in which the TPR costs exceeded the gross sales.

STOCK-BASED COMPENSATION

The Company currently accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which for employee stock options permits the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects for accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company accounts for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense for employee granted options issued during the years ended December 31, 2004 and 2005, except for options issued to employees with an exercise price less than the fair market value on the date of grant as described in Note 13, which required the Company to record an aggregate of $149,700 and $788 of compensation expense in 2004 and 2005.

Had compensation cost for the Company's stock option plan been determined on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's 2005 and 2004 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. The fair value of options and warrants granted in 2004 and 2005 has been estimated based on the fair value at grant dates for options consistent with the method of SFAS No. 123 using the Black-Scholes model with the following assumptions: in 2005, no dividend yield, expected volatility of 64% (for options with a ten year contractual life) and 61% (for options with less than a 10 year contractual life), and a risk-free interest rate between 3.9% and 4.3%; in 2004, no dividend yield, expected volatility of 60%, and a risk-free interest rate of 3.7%.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                        2005               2004
                                                                   -------------       ------------
           Net loss:

                As reported                                        $ (4,816,913)      $ (1,472,684)
                Pro forma                                          $ (4,925,296)      $ (1,486,684)

           Net loss per share:
                As reported                                        $      (0.38)      $      (2.31)
                Pro forma                                          $      (0.39)      $      (2.33)

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b)

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. In January 2005, the SEC issued SAB No. 107, Share-Based Payment, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R will be effective for the Company beginning in the first quarter of its fiscal 2006. The Company's assessment of the estimated stock-based compensation expense is affected by the Company's stock price, volatility, employee stock option exercise behaviors and the related tax impacts. The Company will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method as permitted by SFAS No. 123R. Although the adoption of SFAS No. 123R is expected to have a material effect on the Company's results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the ultimate impact of SFAS No. 123 on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole -- eliminating the need to bifurcate the derivative from its host -- if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has not presently assessed the impact that SFAS No. 155 may have on the Company's financial position, results of operations or cash flows.

NOTE 4 - REVERSE MERGER

Effective February 10, 2005, the Company completed its merger of its wholly owned subsidiary, Synova ABGL Merger Sub, Inc., a Delaware corporation, into Synova Healthcare, with Synova Healthcare surviving the merger. The merger was accounted for as a reverse acquisition by the Company. The following unaudited pro forma condensed consolidated statement of operations assumes the merger was effective January 1, 2005.

                                    FOR THE YEAR
                                       ENDED
                                 DECEMBER 31, 2005
                                 ------------------
                                    (UNAUDITED)

   Net sales.................    $       202,329
   Net loss.................     $    (4,866,913)
   Net loss per share.......     $         (0.38)

NOTE 5 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

On March 14, 2006, the Company, after consultation among management, the Company's Audit Committee and Morison Cogen LLP, the Company's independent registered public accounting firm, concluded that the Company's previously issued financial statements at and for the six months ended June 30, 2005 and the nine months ended September 30, 2005 required restatement. The Company determined that during these interim periods, the Company incorrectly recorded revenue upon shipment of product to a new major retail customer and that it should have appropriately recorded revenue upon resale of the product by the new customer. The arrangement with the new customer extended the right to return to the Company any product that was not sold or otherwise failed to meet the retail customer's expectations. Under these specific terms, the sale of product to the

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES retail customer was essentially contingent upon the retail customer's resale of the product. Therefore, the recognition of revenue upon actual shipment of product to such retail customer was not permitted under generally accepted accounting principles, and instead should have rather been properly recognized upon the retail customer's actual resale of the product.

Accordingly, the Company restated these interim financial statements to properly record revenue in accordance with generally accepted accounting principles. The Company has amended its Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2005 and September 30, 2005 to include the restated interim financial statements. The restatements required the previously reported information in its interim results of operations to be adjusted by the amounts set forth below:

                                         FOR THE THREE      FOR THE SIX      FOR THE THREE           FOR THE NINE
                                          MONTHS ENDED      MONTHS ENDED      MONTHS ENDED           MONTHS ENDED
        RESTATEMENT ADJUSTMENT           JUNE 30, 2005     JUNE 30, 2005   SEPTEMBER 30, 2005     SEPTEMBER 30, 2005
--------------------------------------- ---------------   --------------- --------------------   --------------------
(Decrease) in net sales...............  $    (44,723)     $   (44,723)      $    (44,159)      $       (88,882)
(Increase) in loss from operations....  $    (36,069)     $   (36,069)      $    (35,615)      $       (71,684)
(Increase) in net loss................  $    (36,069)     $   (36,069)      $    (35,615)      $       (71,684)
(Increase) in basic net loss per share  $      (0.01)     $     (0.00)      $      (0.01)      $         (0.01)

The Company's financial statements for the year ended December 31, 2005 reflect all adjustments included as part of these restated interim financial statements.

NOTE 6 - PRIVATE PLACEMENT SUBSCRIPTIONS RECEIVABLE

As of December 31, 2005, the Company had received signed private placement subscriptions receivable from six investors totaling $450,000. The funds associated with these subscription agreements were received by the Company as of January 31, 2006.

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consist of:
                                                           DECEMBER 31,
                                                    -------------------------
                                                        2005          2004
                                                    -----------   -----------
Prepaid travel expenses............................ $      500    $         -
Prepaid insurance..................................     14,289         23,138
Marketing supplies.................................      2,981         24,408
Prepaid advertising................................    105,000          8,799
                                                    ----------    -----------
                                                    $  122,770    $    56,345
                                                    ==========    ===========

NOTE 8 - DEPOSITS

The Company provided a deposit of $125,000 to one supplier for the purchase of inventory. The inventory is expected to be received by the Company by April 2006.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             DECEMBER 31,
                                                      -------------------------
                                                          2005          2004
                                                      -----------   -----------
Computer equipment................................... $   36,550    $    24,643

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Office equipment.....................................      4,028          4,028
Office furniture.....................................     13,762         13,762
                                                      -----------   -----------
                                                          54,340         42,433
Less: Accumulated depreciation and amortization......    (19,109)       (10,779)
                                                      -----------   -----------
                                                      $   35,231    $    31,654
                                                      ===========   ===========

Related depreciation expense for the years ended December 31, 2005 and 2004 was $8,330 and $7,256, respectively.

NOTE 10 - INVESTMENT

On September 23, 2005, Pre-Natal entered into a share purchase agreement, as amended, with BioPad Ltd. ("BioPad"), and a shareholders' agreement, as amended, with BioPad and the holders of ordinary shares of BioPad. The agreements were entered into in connection with a previously executed distribution agreement, as amended, between Pre-Natal and BioPad relating to the distribution of non-invasive fetal monitoring products to be developed and manufactured by BioPad. Pursuant to the share purchase agreement, Pre-Natal agreed to acquire 25% of the ordinary shares of BioPad on a fully diluted basis (excluding options that may be granted to employees of BioPad in an amount equal to up to 10% of the issued and outstanding ordinary shares of BioPad). As of December 31, 2005, Synova has paid $750,000 cash to BioPad against the aggregate purchase price of $2,630,000 under the share purchase agreement, plus additional legal and related closing costs of $57,944. At December 31, 2005, the acquisition of BioPad ordinary shares had not been consummated and thus this investment has been recorded on the cost basis.

NOTE 11 - LOANS PAYABLE

On April 28, 2005, the Company closed on a term note of $475,000 and line of credit of $300,000 with Wachovia Bank. The term loan is for a period of one year and bears interest at 5.25%. The line of credit is for a period of one year and bears interest at prime, plus .50% (7.75% at December 31, 2005). These obligations are secured and collateralized with funds contained in a money market account and have been personally and unconditionally guaranteed by each of Stephen E. King, the Company's Chairman and Chief Executive Officer, and David J. Harrison, the Company's President and Chief Operating Officer. The proceeds from this term loan were used to pay in full a $475,000 loan that bore interest at a fixed rate of 15% per year and was due on May 1, 2005. Outstanding principal amounts under the term loan and the line of credit as of December 31, 2005 were $161,085 and $200,000.

On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures on February 28, 2006. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures on March 2, 2006. As of March 17, 2006, the Company was not in default under these notes because the lenders had not made any demand for repayment as required under the terms thereof.

NOTE 12 - LEASE COMMITMENTS

The Company's principal executive offices are located at 1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063. The Company entered into a long-term lease as to its principal executive offices as of December 22, 2005, for a term of 72 months, expiring on November 30, 2011. The offices are approximately 4,328 square feet in size and are leased at an annual rent of approximately $96,700. Minimum future rental payments under this non-cancelable operating lease as of December 31, 2005 are approximately $91,320 for the year ending December 31, 2006. Rent expense charged to operations for the years ended December 31, 2005

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES and 2004 was $27,050 and $24,760, respectively. Future minimum annual obligations under this lease as of December 31, 2005 are as follows:


                                                     MINIMUM ANNUAL
                               YEAR                   LEASE PAYMENT
                  -----------------------------      --------------
                  2006.........................       $   91,320
                  2007.........................           93,485
                  2008.........................           95,649
                  2009.........................           97,813
                  2010.........................           99,977
                  2011.........................           93,628
                                                     --------------
                         Total.................       $  571,872
                                                     ==============

NOTE 13 - EQUITY COMPENSATION PLANS

On April 26, 2005, the Board of Directors adopted, and on May 27, 2005, the Company's stockholders approved, the Synova Healthcare Group, Inc. 2005 Equity Incentive Plan (the "Incentive Plan"). A maximum of 1,500,000 shares of common stock are reserved for issuance under the Incentive Plan. The Incentive Plan is to be administered by the Board of Directors, who may delegate such authority to a properly constituted committee thereof. Under the Incentive Plan, the Company is authorized to grant options and awards of restricted and unrestricted stock, which may or may not be based upon the attainment of certain performance goals, to the Company's employees, officers, and directors, as well as to non-employees (including consultants) who are in a position to make a significant contribution to the success of the Company. Options may be issued as either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified stock options. The Board or committee determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Incentive Plan. As of December 31, 2005, there were 416,500 shares of common stock underlying outstanding awards under the Incentive Plan.

On December 22, 2005, the Company adopted the Synova Healthcare Group, Inc. Consultant Stock Compensation Plan (the "Consultant Plan"). A total of 300,000 shares of common stock is authorized for issuance under the Consultant Plan. This plan provides compensation in the form of shares of common stock to eligible consultants and advisors who have provided bona fide services to the Company or its subsidiaries (other than services rendered in connection with the offer and sale of securities in a capital raising transaction or services that promote or maintain a market price for the Company's securities). The shares of stock issuable under the Consultant Plan have been registered on a Form S-8 registration statement. Shares may be granted only to consultants and advisors who are retained by the Company or its subsidiaries and who are eligible to receive shares registered on Form S-8. As of December 31, 2005, the Company had issued 20,000 shares of common stock under the Consultant Plan.

NOTE 14 - STOCKHOLDERS' EQUITY

COMMON STOCK

In March 2004, the holder of a $40,000 convertible note converted the entire principal amount of the note and accrued interest of $4,000 thereunder into 77,000 shares of common stock at a conversion price of $0.57 per share.

In December 2004, the holder of a $25,000 convertible note converted the entire principal amount of the note and accrued interest of $3,740 into 50,295 shares of common stock at a conversion price of $0.57 per share.

During the year ended December 31, 2004, the Company issued 156,625 shares of common stock in exchange for professional services valued at $89,499 at fair value.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

In January 2005, the Company issued 17,500 shares of common stock in exchange for professional services. The Company recognized consulting expenses of $15,000 at fair value.

In January 2005, the Company sold 179,392 shares of its common stock and received net proceeds of $147,000.

In January 2005, the Company issued 351,155 shares of common stock in exchange for commissions associated with the private placement offering of 3,500,000 shares of common stock. The Company recognized offering costs of $300,900 at fair value in connection with this issuance.

On February 10, 2005, as part of the merger with Synova Healthcare, each holder of Synova Healthcare stock received 8.75 shares of the Company's common stock for each share of Synova Healthcare common stock. At this time, 735,766 shares of Synova Healthcare common stock were converted into 6,437,952 shares of the Company's common stock, and options and warrants to purchase in the aggregate approximately 64,234 shares of Synova Healthcare common stock were converted into the right to receive 562,045 shares of the Company's common stock. The exercise price of each warrant and option was also adjusted accordingly.

Upon the date of the merger, the Company commenced a private placement of units, with each unit having a purchase price of $50,000 and consisting of 50,000 shares of common stock and a warrant to purchase 40,000 shares of common stock at an exercise price of $2.00 per share, subject to adjustment. The warrants are exercisable at any time by their holders at any time during the five-year period following their issuance. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the average trading price of its common stock exceeds $3.00 per share and the average trading volume of its common stock exceeds 33,333 shares per day for each of 20 consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement was declared effective by the SEC on August 12, 2005. On March 22, 2005, the Company closed the private placement offering by selling 70 units and receiving proceeds of $2,786,100, net of cash offering costs of $713,900. The Company also recorded non-cash offering costs of $675,500 in connection with the issuance of the unit purchase options associated with this offering as described under "Unit Purchase Options" below.

On October 3, 2005, the Company issued 125,000 shares of Common Stock to The Video Agency as a part of a contract to provide various media services which include print, radio and television venues. The value of the stock when issued was $2.52 per share or $315,000 in the aggregate.

The Company commenced a private placement offering in October 2005 to sell up to $7,000,000 in units, with each unit having a purchase price of $50,000 and consisting of 25,000 shares of common stock and a warrant to purchase 12,500 shares of common stock at an exercise price of $4.00 per share, subject to adjustment. The warrants are exercisable by their holders at any time during the two-year period following their issuance by paying the exercise price in cash. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the average trading price of its common stock exceeds $6.00 per share for each of 20 consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement must be filed as of March 31, 2006 and declared effective by the SEC on or before June 14, 2006. Any failure by the Company to meet these

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES deadlines will require the Company to pay the investors a penalty of 1% of the purchase price of securities sold in this offering for the first 30 days of default, and 1.5% of the purchase price for each subsequent 30 days thereafter. As of December 31, 2005, the Company has sold 18.1 units in this offering and received proceeds of $747,120, net of cash offering costs of $159,880. The Company also recorded non-cash offering costs of $58,093 in connection with the accrual of the unit purchase option obligation associated with this offering as described under "Unit Purchase Options" below.

On November 3, 2005, the Company issued 50,114 shares representing a penalty for failing to register the shares issued in the February 2005 unit offering by the required deadline. The value of these shares of common stock was $107,822 and was recorded in general and administrative expenses.

On November 11, 2005, the Company issued 20,000 shares for services provided by its transfer agent. The value of these shares of common stock was $63,000 and was recorded in general and administrative expenses.

OPTIONS

In March 2004, the Company granted an option to three members of the Board of Directors and one employee, each to purchase 8,750 shares of common stock. These options vest immediately and expire 10 years after the grant date. The exercise price per share of these options was $0.57, which was the fair market value of the Company's common stock on the date of grant.

On December 22, 2004, the two founders of the Company were granted options to purchase in the aggregate 262,500 shares of common stock. These options vest immediately and expire 10 years after the grant date. The exercise price of these options was $0.0011 per share. Since the exercise price of the options was less than the fair market value of the Company's common stock on the date of grant, the Company recorded deferred compensation expense of $149,700, which represents the difference between the exercise price of the options and the fair market value of the stock on grant date multiplied by the number of options granted, based upon a fair value of $0.57 per share.

In January 2005, the Company granted to one of its employees an option to purchase 525 shares of common stock with an exercise price of $0.0011 per share. This option vests immediately and expires in 10 years from the grant date. Since the exercise price of the option was less than the fair market value of the Company's common stock on the date of grant, the Company recorded compensation expense of $788, which represents the difference between the exercise price of the option and the fair market value of the stock on grant date multiplied by the number of shares underlying the option, based upon a fair value of $1.50 per share.

On or shortly after the effective date of the merger, the Company granted to each of two executive officers a non-qualified stock option to purchase up to 375,000 shares of the Company's common stock at an exercise price of $0.25 per share. These options were to vest upon the Company meeting certain performance goals, as defined in the option agreement. The executives were required to exercise the stock options within 75 days after they became vested. The two executive have returned these options to the Company for no consideration as of September 30, 2005.

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

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

A summary of stock option transactions during 2005 and 2004 is as follows:

                                                                                       EXERCISE PRICE PER COMMON
                                            OPTION SHARES         VESTED SHARES               SHARE RANGE
                                            -------------         -------------        -------------------------
Balance, December 31, 2003...............              --                    --
Granted/vested during 2004...............         297,500               297,500           $0.0011 to $0.57
Exercised during 2004....................              --                    --                  --
                                            -------------         -------------        -------------------------
Balance, December 31, 2004...............         297,500               297,500           $0.0011 to $0.57
Granted/vested during 2005...............         798,770  ((1)         798,770  (1)      $0.0011 to $2.67
Exercised during 2005....................              --                    --                  --
                                            -------------         -------------        -------------------------
Balance, December 31, 2005...............       1,096,270  ((1)         679,770  (1)      $0.0011 to $2.67
                                            =============         =============        =========================

-------------------
(1) Includes options to purchase 31,745 shares of common stock associated with the Company's obligation to issue unit purchase options as of December 31, 2005. See "Unit Purchase Options" below.

Information with respect to stock options that are outstanding at December 31, 2005 is as follows:

                                              STOCK OPTIONS OUTSTANDING (1)
-----------------------------------------------------------------------------------------------------------------
                             NUMBER OF OUTSTANDING            WEIGHTED AVERAGE         WEIGHTED AVERAGE EXERCISE
    RANGE OF EXERCISE       CURRENTLY EXERCISABLE AT       REMAINING CONTRACTUAL      PRICE OF OPTIONS CURRENTLY
         PRICES                 DECEMBER 31, 2005                 LIFE                      EXERCISABLE
------------------------    ------------------------       ---------------------      --------------------------
    $0.0011 to $2.67                679,770                     6.3 years                      $0.64

-------------------
(1) Includes options to purchase 31,745 shares of common stock associated with the Company's obligation to issue unit purchase options as of December 31, 2005. See "Unit Purchase Options" below.

WARRANTS

On December 22, 2004, the Company issued a warrant to purchase 8,750 shares of its common stock, at an exercise price of $0.0011 per share, in exchange for accounting services. The warrant is exercisable until December 22, 2014. In accordance with the fair value method as described in SFAS No. 123, the Company recognized accounting expense of $5,000 in connection with this warrant. The fair value of the warrant was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 60%, and a risk-free interest rate of 4.2%.

The following warrants were issued in 2005 in accordance with the fair value method described in SFAS No. 123. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 60% for a two-

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES year warrant and 62% for a ten-year warrant, and a risk-free interest rate range of 4.0% to 4.4% for a two-year warrant and 3.7% for a ten-year warrant.

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

As part of the units sold in the March 22, 2005 private placement described under "Common Stock" above, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. The terms of these warrants are summarized above in "Common Stock." As of December 31, 2005, the Company issued 152,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $300,960, net of offering costs of $3,040.

On August 30, 2005, in connection with the loans from Tiger-Eye and Nussberger, the Company issued to the lenders warrants to purchase in the aggregate 220,000 shares of common stock at an exercise price of $2.50 per share. These warrants were immediately exercisable and expire two years from the issuance date. Subject to certain terms and conditions, the lenders have the right to require the Company to include their shares of common stock underlying the warrants on any registration statement the Company files. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the closing price of its common stock exceeds $4.00 per share for each of ten consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. The Company established a value of $196,000 as deferred loan cost, which is amortized over the life of the loans.

As of December 31, 2005, the Company has issued two-year warrants to purchase 227,000 shares of common stock at an exercise price of $3.00 per share as part of the units sold in the private placement commenced in October 2005. The terms of these warrants are summarized above in "Common Stock." None of these warrants have been exercised as of December 31, 2005.

A summary of warrant transactions during 2005 and 2004 is as follows:

                                                                                        EXERCISE PRICE
                                                         WARRANT                          PER COMMON
                                                          SHARES    VESTED SHARES         SHARE RANGE
                                                        ----------  -------------     -----------------
Balance, December 31, 2003 .......................              --           --
Granted/vested during the period..................           8,750        8,750           $ 0.0011
Exercised during the period.......................              --           --                 --
                                                         ---------    ---------       -----------------
Balance, December 31, 2004........................           8,750        8,750           $ 0.0011
Granted/vested during the year ...................       3,502,270    3,502,270       $0.00044 to $3.00
Exercised during the year.........................        (152,000)    (152,000)            $2.00
                                                         ---------    ---------       -----------------
Balance, December 31, 2005........................       3,359,020    3,359,020       $0.00044 to $3.00
                                                         =========    =========       =================

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Information with respect to warrants outstanding and exercisable at December 31, 2005 is as follows:

                      WARRANTS OUTSTANDING AND EXERCISABLE

                               NUMBER OF OUTSTANDING           WEIGHTED AVERAGE        WEIGHTED AVERAGE EXERCISE
                              CURRENTLY EXERCISABLE AT      REMAINING CONTRACTUAL     PRICE OF OPTIONS CURRENTLY
RANGE OF EXERCISE PRICES         DECEMBER 31, 2005                   LIFE                     EXERCISABLE
------------------------      ------------------------      ---------------------     --------------------------
    $0.00044 to $3.00                3,359,020                    5.1 years                      $2.02

UNIT PURCHASE OPTIONS

Upon the closing of the private placement of units in connection with the merger, the Company issued to each of the two placement agents engaged in connection with such offering a five-year option to purchase up to 3.5 units sold in the offering at an exercise price of $50,000 per unit. These units have the same exercise and other terms as those sold in the private placement. The warrants that may be received upon the exercise of the unit purchase option may be exercised for five years from the date of the unit purchase option. The placement agents received registration rights for all shares of common stock underlying the unit purchase options. The total fair value of these unit purchase options when issued was $675,500 and was recorded to additional paid-in capital and stockholders' equity as non-cash offering costs.

Pursuant to the terms of the Company's engagement of placement agents in connection with the October 2005 unit offering, the Company has the obligation to pay to the placement agents at funding of an investment cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchase by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents have received registration rights for all shares of common stock that may be issued under the unit purchase options. As of December 31, 2005, the Company has accrued non-cash offering costs of $58,093 equal to the total fair value of the Company's unit purchase option obligation.

NOTE 15 - INCOME TAXES

As discussed in Note 3, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. The reconciliation of the statutory federal rate to the Company's historical income tax expense (benefit) is as follows:

                                                                                        2005            2004
                                                                                   ------------    --------------
Income tax benefit at U.S. federal income tax rate............................     $ (1,640,000)   $    (530,000)
State benefit net of statutory rate...........................................         (299,000)              --

Valuation Allowance ..........................................................        1,939,000          530,000

Income tax benefit............................................................     $         --    $          --

Income tax benefit consists of the following:

Current tax benefit

    Federal...................................................................     $         --    $          --
    State.....................................................................               --               --

                                                                                        2005             2004
Deferred tax benefit                                                               ------------    --------------

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

    Federal...................................................................     $  1,640,000    $     791,000
    State ....................................................................          299,000               --
    Valuation allowance ......................................................       (1,939,000)        (791,000)

The components of the deferred assets (liabilities) are as follows:

                                                                                       2005            2004
                                                                                   ------------    --------------
Net operating loss............................................................     $  2,619,000     $    791,000
Other.........................................................................          111,000               --
Valuation allowance...........................................................       (2,730,000)        (791,000)


The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $2,730,532 and $791,000, respectively. The change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $1,939,000. In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At December 31 2005, the Company had net operating loss carry forwards for Federal and state income tax purposes of approximately $6,548,000, which would be available to offset future taxable income, if any, through 2025. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

NOTE 16 - MAJOR SUPPLIER

During 2005 and 2004, the Company purchased all of its products from one supplier. At December 31, 2005 and 2004, amounts due to those suppliers included in accounts payable were $4,563 and $321,059.

NOTE 17 - CUSTOMER CONCENTRATION

The Company is presently developing its customer base and thus sells a substantial portion of its product to a limited number of customers. During the year ended December 31, 2005, sales to the Company's five largest customers based on net sales made to such customers aggregated $179,449, or approximately 88.7% of total net sales, and sales to the Company's largest customer represented approximately 25.9% of total net sales. At December 31, 2005, amounts due from these customers were $19,797.

NOTE 18 - SUBSEQUENT EVENTS

On January 3, 2006, the Company granted to one of its executive officers an option to purchase 300,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option vests as follows: an option to purchase 50,000 shares shall vest on July 3, 2006, an option to purchase an additional 70,000 shares shall vest on January 3, 2007, an option to purchase an additional 100,000 shares shall vest on July 3, 2007 and the balance of the option shall vest on January 3, 2008. The option is contingent on continued employment and expires January 3, 2016.

On January 19, 2006, the Company received $430,000, net of offering expenses of $70,000, from two investors in a private placement of units, with each unit having a purchase price of $50,000 and consisting of 25,000 shares of common stock and a warrant to purchase 12,500 shares of common stock at an exercise price of $3.00 per share, subject to adjustment. The warrants are exercisable at any time by their holders at any time during the

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES five-year period following their issuance. The Company may call the warrants for redemption if (a) a registration statement covering the shares underlying the warrants has been declared effective, and, (b) during a period of 20 consecutive trading days (i) the average trading price of the Company's common stock exceeds $5.00 per share and (ii) the average trading volume of its common stock exceeds 50,000 shares. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement must be filed as of March 31, 2006 and declared effective by the SEC on or before June 14, 2006. Any failure by the Company to meet these deadlines will require the Company to pay the investors a penalty of 1% of the purchase price of securities sold in this offering for the first 30 days of default, and 1.5% of the purchase price for each subsequent 30 days thereafter.

On January 31, 2006, pursuant to the terms of a share purchase agreement, as amended, between Pre-Natal and BioPad Ltd., Pre-Natal deposited $1,880,000 into an escrow account representing the final installment of its required payments under the share purchase agreement. These payments were made in connection with Pre-Natal's purchase of 25% of the issued and outstanding ordinary shares of BioPad on a fully diluted basis, excluding options that may be granted to employees of BioPad in an amount equal to up to 10% of the issued and outstanding ordinary shares of BioPad. This final deposit served to close all transaction matters related to this purchase. Since at this time ownership exceeds 20%, the investment will be accounted for under the equity method.

The Company has continued to sell securities as part of its private placement offering of units commenced in October 2005. The maximum amount of gross proceeds that may be received under this offering is $7,000,000, including units sold on January 19, 2006 as described above. In February 2006, the terms of this offering were amended as to all investors in the October 2005 offering who purchased securities prior to January 19, 2006. These changes lowered the exercise price of the warrants sold as a part of the units from $4.00 to $3.00 and gave the investors the same investor protections and registration rights that were given to the January 19th investors.

On February 16, 2006, the Company granted to one of its executive officers an option under the Incentive Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option vests in full on February 16, 2007. The option is contingent on continued employment and expires February 16, 2016.

On February 16, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option shall vest in four equal installments annually over each of the first four anniversary dates of the employee's employment with the Company. The option is contingent on continued employment and expires February 16, 2016.

On February 16, 2006, the Company granted to two of its employees an option under the Incentive Plan to purchase 40,000 shares of the Company's common stock at an exercise price of $2.67 per share. These options vest in full on February 16, 2007. The options are contingent on continued employment and expire February 16, 2016.

As of February 28, 2006, the maturity date of the $500,000 note held by Tiger-Eye, and as of March 2, 2006, the maturity date of the $50,000 note held by Nussberger, the Company had not repaid outstanding principal and interest due under those notes. However, the notes provided that an event of default for nonpayment of amounts

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES due thereunder does not occur until the expiration of five days after receipt by the Company of a payment demand from the lender. Prior to receiving any payment demand, and as of March 31, 2006, these notes were repaid in full. The total amount of principal and interest repaid under these notes was $578,875.

As of March 12, 2006, the Company issued 136,000 shares of common stock in exchange for certain of its warrants that had been exercised at a price of $2.00 per share. These warrants were issued in connection with the Company's March 2005 unit offerings summarized in "Common Stock" above. The Company received $272,000 in cash from the exercise of these warrants.

As of March 16, 2006, the terms of the October 2005 unit offering were amended again. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. Each unit retains the purchase price of $50,000 per share. Each of the purchasers of units on January 19, 2006 was issued 41,666 shares of common stock for no additional consideration pursuant to the anti-dilution rights provisions of the investment. These shares represent the "full-ratchet" anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, each of their warrants was amended to increase the number of shares issuable under such warrant by 20,833, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the Company's redemption right trading price threshold from $5.00 to $4.00 per share. The terms of the registration rights agreement were amended to extend the deadline for the filing and effectiveness of the registration statement to April 14, 2006 and June 28, 2006, respectively, and to amend certain other provisions. In connection with this modification, the Company is seeking to amend the terms of the offering for all other investors who purchased units in this offering prior to March 16, 2006 to reflect these amended terms and to extend this offering until April 14, 2006. From January 1, 2006 to March 30, 2006, excluding the units sold on January 19, 2006 and the subscription receivable recorded in 2005 as described in Note 6 above, the Company has sold 55.54 units in a number of separate transactions in this offering, representing an aggregate purchase price of $2,777,000.

Pursuant to the terms of the Company's engagement of placement agents for the October 2005 offering, the Company has the obligation to pay to each placement agent cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by the placement agent and to issue the unit purchase options described in the section entitled "Unit Purchase Options" in
Note 14. With respect to sales made in this offering between January 1, 2006 and March 30, 2006, the placement agents are entitled to receive options to purchase
(1) approximately 5.1 units, with each unit consisting of 25,000 shares of common stock and warrants to purchase 12,500 shares of common stock exercisable at $3.00 per share and (2) 2.1 units, with each unit consisting of 33,333 shares of common stock and warrants to purchase 16,666 shares of common stock exercisable at $2.50 per share.

                                  EXHIBIT INDEX

Exhibit
No.        Description
-------    ---------------------------------------------------------------------
2.1 Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2 First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3+ Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (7)

3.1 Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2 Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3 Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4 Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5 Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6 Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7 Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8 Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9        Amended and Restated Bylaws of Synova Healthcare Group, Inc. (3)

4.1 Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2 Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (2)

4.3 Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (2)

4.5 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (2)

4.6 Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7 Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (7)

4.8 Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (7)

4.9 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (7)

4.10 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (7)

4.11 Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering.

4.12 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's October 2005 unit offering.

4.13 Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering.

10.1 Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and Stephen E. King. (2)

10.2 Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and David J. Harrison. (2)

10.3 Employment Agreement, dated September 13, 2005, between Synova Healthcare Group, Inc. and Robert L. Edwards. (7)

10.4 Employment Agreement, dated December 12, 2005, between Synova Healthcare Group, Inc. and Ronald Spangler, Ph.D.

10.5       Synova Healthcare Group, Inc. 2005 Equity Incentive Plan. (2)

10.6       Form of Stock Option Agreement. (6)

10.7 Consulting/Retainer Agreement, dated as of August 20, 2004, by and between Synova Healthcare, Inc. and KSR Associates, Inc., as amended by letter dated January 13, 2005. (3)

10.8 Engagement Letter, dated November 8, 2004, between Advanced Global Industries Corporation and Oceana Partners LLC. (2)

10.9 Consulting Agreement dated as of December 21, 2004, by and between Advanced Global Industries Corporation and G.M. Capital Partners, Ltd. (2)

10.10 Distribution Agreement, dated as of June 23, 2003, by and between Synova Healthcare, Inc. and Applied Biotech, Inc. (4) (8)

10.11 Amendment to Distribution Agreement, dated as of February 3, 2005, by and between Synova

           Healthcare, Inc. and Applied Biotech, Inc. (4) (8)

10.12 Indemnification Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., G.M. Capital Partners, Ltd. and Oceana Partners LLC. (2)

10.13 Promissory Note, dated as of April 28, 2005, issued by Synova Healthcare, Inc. as maker. (3)

10.14 Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association. (2)

10.15 Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association. (3)

10.16 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., Stephen E. King and Wachovia Bank, National Association. (3)

10.17 Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., David Harrison and Wachovia Bank, National Association. (3)

10.18 Non-qualified Stock Option Agreement, dated as of February 10, 2005 by and between Synova Healthcare Group, Inc. and Stephen E. King. (3)

10.19 Non-qualified Stock Option Agreement, dated as of February 10, 2005, by and between Synova Healthcare Group, Inc. and David J. Harrison.
           (3)

10.20 Distribution Agreement, dated September 6, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (7)

10.21 Amendments, dated November 13, 2005, to Distribution Agreement and Share Purchase Agreement by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd.

10.22 Amendments, dated November 29, 2005, to Distribution Agreement and Share Purchase Agreement, dated November 15, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (5)

10.23 Distribution Agreement, dated December 8, 2005, between Synova Healthcare, Inc. and QuantRX Biomedical Corporation (formerly A-Fem Medical Corporation) (9)

10.24 Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd. (9)

10.25 Lease, between Cal-Tree Realty Associates L.P. and Synova Healthcare, Inc., dated December 22, 2005.

10.26 Shareholders Agreement, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd., dated September 23, 2005 (7)

21.1       Subsidiaries of the Company.

23.1       Consent of Morison Cogen LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

-------------------
+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.
(1) Previously filed as an exhibit to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.
(2) Previously filed as an exhibit to Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.
(3) Previously filed as an exhibit to Amendment No. 2 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.
(4) Previously filed as an exhibit to Amendment No. 3 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on July 27, 2005.
(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 29, 2005 (File No. 0-51492), as filed with the SEC on December 5, 2005.
(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 0-51492), as filed with the SEC on October 3, 2005.
(7) Previously filed as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.
(8) Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on May 13, 2005, which was granted on August 12, 2005.
(9) Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on April 17, 2006.