Form 10QSB
period 2006-03-31
Synova Healthcare Group Inc
filed 2006-05-19
CIK 1316826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ________________

                         COMMISSION FILE NUMBER 0-51492
                          SYNOVA HEALTHCARE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                         91-1951171
--------------------------------                  ------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

        1400 NORTH PROVIDENCE ROAD, SUITE 6010, MEDIA, PENNSYLVANIA 19063
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 565-7080
                                 --------------
                           (Issuer's telephone number)

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

As of April 28, 2006, the number of outstanding shares of common stock, par value $.001 per share, of Synova Healthcare Group, Inc. was 16,580,372.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

-----------------------------
Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

--------------------------------------------------------------------------------

                          SYNOVA HEALTHCARE GROUP, INC.

                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.
--------                                                                --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation............15

Item 3.  Controls and Procedures..............................................26

                           PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........27

Item 6.  Exhibits.............................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                             March 31,     December 31,
                                                                                              2006            2005
                                                                                            ----------     ------------
                                                                                           (unaudited)
ASSETS
Cash                                                                                      $    168,141     $     20,491
Restricted cash                                                                                 63,481          184,085
Accounts receivable, net                                                                        72,503           52,185
Private placement subscription receivable                                                            -          450,000
Inventory                                                                                      105,190           73,178
Prepaid expenses                                                                                20,097          122,770
Deferred loan costs                                                                                  -           69,342
Deposits                                                                                       125,000          125,000
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                      $    554,412     $  1,097,051

Property and equipment, net                                                               $     38,627     $     35,231

Investment                                                                                   2,575,680          807,944
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $  3,168,719     $  1,940,226
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Line of credit                                                                            $          -     $    200,000
Loans payable                                                                                   40,481          711,085
Accounts payable                                                                               679,033          922,742
Accrued expenses                                                                             1,402,996          405,518
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                 $  2,122,510     $  2,239,345

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares                $          -     $          -
    outstanding
Common stock, $0.001 par value:
    150,000,000 shares authorized; 16,023,056 and 13,738,566 shares
    issued and outstanding at March 31, 2006 and December 31, 2005                              16,023           13,739
Common stock subscribed, net of offering costs                                                       -          387,000
Additional paid in capital                                                                  10,107,037        6,314,898
Accumulated deficit                                                                         (9,076,851)      (7,014,756)
-----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                      $  1,046,209     $   (299,119)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $  3,168,719     $  1,940,226
=======================================================================================================================

See accompanying notes to consolidated financial statements

                          SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF OPERATIONS

                                                             FOR THE                FOR THE
                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                          MARCH 31, 2006        MARCH 31, 2005
                                                        -----------------------------------------
                                                            (unaudited)           (unaudited)
Net sales                                                  $     44,953         $        3,565

OPERATING EXPENSES:
Cost of net sales                                                24,739                 16,992
Selling and marketing                                         1,060,429                488,247
Personnel expenses                                              310,550                122,754
Stock-based compensation expense                                179,949                      -
General and administrative                                      334,029                323,169
                                                           -----------------------------------

                           Total Operating Expenses           1,909,696                951,162
                                                           -----------------------------------
                                     OPERATING LOSS          (1,864,743)              (947,597)
                                                           -----------------------------------

OTHER INCOME (EXPENSES):
Interest income                                                   2,049                  4,634
Interest expense                                                (87,137)               (17,813)
Equity in loss of unconsolidated affiliate                     (112,264)                     -
                                                           -----------------------------------
                               Total Other Expenses            (197,352)               (13,179)
                                                           -----------------------------------
                                           NET LOSS        $ (2,062,095)        $     (965,410)
                                                           ===================================
Basic and diluted net loss per share
                                                           $      (0.14)        $        (0.09)
                                                           ===================================

Basic and diluted weighted average number of shares          14,747,482             10,736,602

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             FOR THE              FOR THE
                                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                         MARCH 31, 2006        MARCH 31, 2005
                                                                       ------------------   ------------------
                                                                           (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $  (2,062,095)      $      (965,410)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN OPERATING
    ACTIVITIES:
Amortization of deferred loan cost                                             69,342                     -
Allowance for inventory reserves                                              (74,677)                    -
Depreciation and amortization                                                   2,529                 1,942
Issuance of common stock for services                                           7,674                15,000
Issuance of warrants for services                                                   -               241,400
Issuance of options for compensation                                          179,949                     -
Equity in loss of unconsolidated affiliate                                    112,264                     -
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT OF MERGER:
(Increase) decrease in assets
   Accounts receivable                                                        (20,318)              (98,209)
   Inventory                                                                   42,665                33,652
   Prepaid expenses and other current assets                                  102,672                (1,077)
Increase (decrease) in liabilities
   Accounts payable and accrued expenses                                      753,769              (186,964)
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   $    (886,226)      $      (959,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment                                                                 (1,880,000)                    -
Purchases of property and equipment                                            (5,924)               (4,467)
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   $  (1,885,924)      $        (4,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit                                               $    (200,000)      $             -
Repayment of loan payable                                                    (670,604)               (2,275)
Proceeds from issuance of common stock, net of offering costs               3,669,800             3,168,089
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               $   2,799,196       $     3,165,814

Net increase in cash                                                           27,046             2,210,681

Cash at the beginning of the period                                           204,576                10,554

-----------------------------------------------------------------------------------------------------------
CASH AT THE END OF THE PERIOD                                           $     231,622       $     2,212,235
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOWS:
Cash paid during the period for interest                                $      17,795       $        17,813
===========================================================================================================

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                                     Additional        Common                           Total
                                        Number        Common          Paid-in          Stock         Accumulated     Stockholders'
                                      of Shares       Stock           Capital        Subscribed        Deficit      Equity (Deficit)
                                      -----------  ------------     ------------     ----------      ------------  ----------------
BALANCE AT DECEMBER 31, 2005           13,738,566  $     13,739     $  6,314,898     $  387,000       $(7,014,756)    $    (299,119)

Issuance of common stock for services       2,500             2            7,672              -                 -             7,674
Issuance of common stock, warrants
exercised                                 136,000           136          269,144              -                 -           269,280
Issuance of common stock in private
placement, net of offering costs        2,145,990         2,146        3,335,374         63,000                 -         3,400,520
Subscription receivable, net of
offering costs                                  -             -                -       (450,000)                -          (450,000)

Issuance of equity for compensation             -             -          179,949              -                 -           179,949
Net loss for three months ended March
31, 2006                                        -             -                -              -        (2,062,095)       (1,769,882)
                                      ---------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2006             16,023,056   $   16,023       $10,107,037      $        -       $(9,076,851)    $   1,046,209
                                      =============================================================================================

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Synova Healthcare Group, Inc., a Nevada corporation ("Synova"), and its subsidiaries, Synova Healthcare, Inc., a Delaware corporation, and Synova Pre-Natal Healthcare, Inc., a Delaware corporation (collectively, the "Company").

The Company was incorporated in the State of Nevada on September 1, 1998 under the name Centaur Capital Group, Inc., and from the time of its formation until its acquisition of Synova Healthcare, Inc., the Company was a development stage company with no active business. Its business operations during the period were limited to raising capital for its business, which was abandoned in 2001.

On January 13, 2005, the Company entered into a merger agreement with Synova Healthcare, Inc. In connection with the merger, on January 12, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, the Company's wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger. The merger has been accounted for as a reverse purchase acquisition because former stockholders of Synova Healthcare, Inc. obtained a majority of the outstanding shares of the Company's common stock in connection with the merger. The accompanying consolidated financial statements of the Company reflect the historical results of Synova Healthcare, Inc. As a result of and following this merger, the Company develops, distributes, markets and sells non-invasive medical diagnostic tests designed to diagnose and monitor the onset of certain medical conditions.

BASIS OF PRESENTATION
These unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "Commission") for presenting interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements. The interim operating results for the three months ended March 31, 2006 are not necessarily indicative of operating results expected for the full year.

SIGNIFICANT ACCOUNTING POLICIES
Except as may otherwise be provided herein, these unaudited financial statements have been prepared consistently with the accounting polices described in Note 3 to the Company's Consolidated Financial Statements for the year ended December 31, 2005, which financial statements have been included in Synova's Form 10-KSB for the year ended December 31, 2005, as filed with the Commission on April 17, 2006.

USE OF ESTIMATES
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

BASIC AND DILUTED NET LOSS PER SHARE
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the three months ended March 31, 2006 and 2005, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As of and during the quarter ended March 31, 2006, the Company realized losses of $2,062,095, had a working capital deficit of $1,568,098, had an accumulated deficit of $9,076,851, and had not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

During fiscal year 2006, management believes that the Company will need to fund its operations primarily through capital raising efforts, as it anticipates that cash flow from operations will be insufficient to meet the Company's projected cash expenses. The Company's continued existence will be dependent upon locating and obtaining sufficient funding through temporary or permanent sources of debt or equity capital, and management is currently pursuing a variety of independent sources of financing. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally. The Company believes that it will continue to be successful in raising funds necessary to operate its business as projected by obtaining new temporary and permanent sources of capital, and through exercises of outstanding options and warrants. Furthermore, the Company anticipates that it will be able to renew or extend its bank financing on substantially similar terms.

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

NOTE 3 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 64% (for options with a ten-year contractual life) and 61% (for options with less than a ten-year contractual life), and a risk-free interest rate between 3.9% and 4.3%.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

During the quarter ended March 31, 2006, the Company's net income was approximately $179,949 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123R. As of March 31, 2006, there was $505,139 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 31, 2010.

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB 25, but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. In many (but not all) cases, the exercise price for stock options granted to employees was equal to the fair market value of the Company's common stock at the date of grant, and in those cases, there was no recognition of compensation expense by the Company prior to December 31, 2005.

During the quarter ended March 31, 2005, the Company had granted to each of two executive officers a non-qualified stock option to purchase up to 375,000 shares of common stock, subject to adjustment, at an exercise price of $0.25 per share. However, on September 30, 2005, before any portion of these options had vested, the executive officers voluntarily forfeited these options to the Company for no consideration.

The following table summarizes all stock option transactions of the Company since December 31, 2005:

                                                                                            EXERCISE PRICE PER
                                                     OPTION SHARES        VESTED SHARES     COMMON SHARE RANGE
                                                     -------------        -------------     ------------------
Balance, December 31, 2005......................       1,096,270              679,770        $0.0011 to $2.67
Granted or vested during the three months ended
March 31, 2006..................................         647,206 (1)          257,206 (1)     $1.50 to $2.78
Expired during the three months ended
March 31, 2006..................................         (16,500)                  --                --
                                                       ---------              -------        ----------------
Balance, March 31, 2006.........................       1,726,976 (1)          936,976 (1)    $0.0011 to $2.78
                                                       =========              =======        ================

----------------
(1) Includes options to purchase 157,206 shares of common stock associated with the Company's obligation to issue unit purchase options as of March 31, 2006. See "Unit Purchase Options" below.

Information with respect to stock options that are outstanding at March 31, 2006 is as follows:

                                              STOCK OPTIONS OUTSTANDING (1)
---------------------------------------------------------------------------------------------------------------
                             NUMBER OF OUTSTANDING                                   WEIGHTED AVERAGE EXERCISE
                             CURRENTLY EXERCISABLE          WEIGHTED AVERAGE         PRICE OF OPTIONS CURRENTLY
RANGE OF EXERCISE PRICES       AT MARCH 31, 2006       REMAINING CONTRACTUAL LIFE          EXERCISABLE
------------------------     ---------------------     --------------------------    --------------------------
    $0.0011 to $2.78                936,976                    6.09 years                      $0.89

----------------
(1) Includes options to purchase 157,206 shares of common stock associated with the Company's obligation to issue unit purchase options as of March 31, 2006. See "Unit Purchase Options" below.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTE 4 -- PRIVATE PLACEMENT SUBSCRIPTIONS RECEIVABLE

As of December 31, 2005, the Company had received signed private placement subscriptions receivable from six investors totaling $450,000. The funds associated with these subscription agreements were received by the Company as of January 31, 2006.

NOTE 5 - REVERSE MERGER

Effective February 10, 2005, the Company completed its merger of its wholly owned subsidiary, Synova ABGL Merger Sub, Inc., a Delaware corporation, into Synova Healthcare, Inc. with Synova Healthcare, Inc. surviving the merger. The merger was accounted for as a reverse acquisition by the Company. The following unaudited pro forma condensed consolidated statement of operations assumes the merger was effective January 1, 2005.

                                            FOR THE YEAR
                                               ENDED
                                           MARCH 31, 2005
                                         ----------------
                                            (UNAUDITED)

           Net sales.................    $       3,565
           Net loss.................     $  (1,015,410)
           Basic and diluted net
           loss per share...........     $       (0.09)

NOTE 6 - INVESTMENT

Pursuant to a share purchase agreement, on January 31, 2006, the Company acquired 25% of the issued and outstanding ordinary shares of BioPad Ltd., an Israeli research and development company, on a fully-diluted basis (excluding options to purchase up to 10% of BioPad's ordinary shares that may be granted to employees of BioPad) for $2,630,000 in cash. The total investment of $2,687,944 includes $57,944 of closing costs incurred during 2005. This share purchase was effected in connection with the Company's September 2005 distribution agreement with BioPad pursuant to which the Company and BioPad agreed to jointly develop certain fetal monitoring products. The Company accounts for its 25% interest in BioPad under the equity method of accounting, as the Company is deemed to have significant influence over the operations of BioPad.

As of March 31, 2006, the Company's pro rata equity portion of losses of BioPad amounted to $112,264, which was comprised of (1) $65,551, which represents 25% of BioPad's reported net loss of $262,206, plus (2) amortization expense of $46,713, representing the amortization of the value of certain patentable technology and patent applications, which are estimated to have an economic life of 10 years. As of March 31, 2006, the equity-basis investment of $2,575,680 in BioPad includes $1,821,803, representing the unamortized value of this technology and these patent applications, as well as legal and closing costs associated with the acquisition of $57,944.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

BioPad was formed in March 2005. Summarized unaudited financial information for BioPad as of and for the quarter ended March 31, 2006 was as follows:

                                                          FOR THE THREE MONTHS
                                                          ENDED MARCH 31, 2006
                                                          --------------------
                                                               (unaudited)
 STATEMENT OF OPERATIONS INFORMATION:
          Revenues...................................         $           -
          Operating loss.............................         $    (261,684)
          Net loss...................................         $    (262,206)

                                                             MARCH 31, 2006
                                                          --------------------
                                                               (unaudited)
 BALANCE SHEET INFORMATION:
          Current assets..............................        $     727,977
          Fixed assets................................        $      56,066
          Current liabilities.........................        $     130,312
          Shareholders' equity........................        $     653,731

The foregoing financial information does not reflect any valuation of patentable technology, patent applications or rights, or other intangibles of BioPad. The issuance by BioPad of 10% of its ordinary shares to its employees pursuant to the exercise of options that may be granted in the future would potentially dilute the Company's 25% interest in BioPad to approximately 22.7%. If this dilution had occurred as of March 31, 2006, the effect would have been to reduce the Company's equity share of BioPad's net loss for the period ended March 31, 2006 from $112,264 to $106,235.

NOTE 7 - LINE OF CREDIT AND TERM LOAN

On April 28, 2005, the Company executed a term note of $475,000 and line of credit of $300,000 with Wachovia Bank. The term loan is for a period of one year and bears interest at 5.25%. The line of credit is for a period of one year and bears interest at prime, plus .50%. As of March 31, 2006, the interest rate under the line of credit was 8%. These obligations are secured and collateralized with a money market account and certain other assets of the Company and are guaranteed by each of Stephen E. King and David J. Harrison. The proceeds from the term loan satisfied a loan payable that matured on May 1, 2005. As of March 31, 2006, $40,481 and $0 were outstanding under the term loan and the line of credit.

On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures nine months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note bearing interest at an annual rate of 9%. The note matures nine months from September 2, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger is convertible, if their respective loans are not repaid in full at maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the 20 trading days preceding the maturity date. As of March 31, 2006, all amounts of principal and interest under these notes were paid in full.

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK
In January 2006, the Company issued 2,500 shares of common stock in exchange for professional services. The Company recognized consulting expenses of $7,674.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

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

The Company has continued to sell securities as part of its private placement offering of units commenced in October 2005. The maximum amount of gross proceeds that may be received under this offering is $7,000,000, including units sold on January 19, 2006 as described above. In February 2006, the terms of this offering were amended as to all investors in the October 2005 offering who purchased securities prior to January 19, 2006. These changes reduced the exercise price of the warrants sold as a part of the units from $4.00 to $3.00 and gave the investors the same investor protections and registration rights that were given to the January 19th investors.

As of March 16, 2006, the terms of the October 2005 unit offering were amended. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. Each unit retains the purchase price of $50,000 per share. Each of the purchasers of units on January 19, 2006 was issued 41,666 shares of common stock for no additional consideration pursuant to the anti-dilution rights provisions of the investment. These shares represent the "full-ratchet" anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, each of their warrants was amended to increase the number of shares issuable under such warrant by 20,833, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the Company's redemption right trading price threshold from $5.00 to $4.00 per share. The terms of the registration rights agreement were amended to extend the deadline for the filing and effectiveness of the registration statement to April 14, 2006 and June 28, 2006, respectively, and to amend certain other provisions. In connection with this modification, the Company is seeking to amend the terms of the offering for all other investors who purchased units in this offering prior to March 16, 2006 to reflect these amended terms and to extend this offering until April 14, 2006. From January 1, 2006 to March 31, 2006, excluding the units sold on January 19, 2006 and the subscription receivable recorded in 2005 as described in Note 4 above, the Company has sold 56.54 units in a number of separate transactions in this offering, representing an aggregate purchase price of $2,827,000.

Pursuant to the terms of the Company's engagement of placement agents for the October 2005 offering, the Company has the obligation to pay to each placement agent cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by the placement agent and to issue the unit purchase options described in the section entitled "Unit Purchase Options." With respect to sales made in this offering between January 1, 2006 and March 31, 2006, the placement agents are entitled to receive four-year options to purchase approximately 5.67 units, with each unit consisting of 33,333 shares of common stock and warrants to purchase 16,666 shares of common stock exercisable at $2.50 per share.

OPTIONS
On January 3, 2006, the Company granted to one of its executive officers an option to purchase 300,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option vests as follows: an option to purchase 50,000 shares shall vest on July 3, 2006, an option to purchase an additional 70,000 shares shall vest on January 3, 2007, an option to purchase an additional 100,000 shares shall vest on July 3, 2007 and the balance of the option shall vest on January 3, 2008. The option is contingent on continued employment and expires January 3, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $79,200 in connection with the issuance of this option.

On February 16, 2006, the Company granted to one of its executive officers an option under the Company's 2005 Equity Incentive Plan (the "Incentive Plan") to purchase 50,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option vests in full on February 16, 2007. The option is contingent on continued employment and expires February 16, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $11,840 in connection with the issuance of this option.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

On February 16, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option shall vest in four equal installments annually over each of the first four anniversary dates of the employee's employment with the Company. The option is contingent on continued employment and expires February 16, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $8,652 in connection with the issuance of this option.

On February 16, 2006, the Company granted to two of its employees an option under the Incentive Plan to purchase 40,000 shares of the Company's common stock at an exercise price of $2.67 per share. These options vest in full on February 16, 2007. The options are contingent on continued employment and expire February 16, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $9,472 in connection with the issuance of these options.

In accordance with SFAS No. 123R, the Company recorded $70,785 in stock-based compensation expense for options that were granted to employees and directors in 2005 but vested in the first quarter of 2006.

WARRANTS
As part of the units sold in the Company's March 2005 unit offering, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. The warrants are exercisable at any time by their holders at any time during the five-year period following their issuance. The Company may call the warrants for redemption if (a) a registration statement covering the shares underlying the warrants has been declared effective, and, (b) during a period of 20 consecutive trading days (i) the average trading price of the Company's common stock exceeds $5.00 per share and
(ii) the average trading volume of its common stock exceeds 50,000 shares. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances, a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. For the three months ended March 31, 2006, the Company issued 136,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $269,280, net of offering costs of $2,720.

As part of the units sold in the Company's January 2006 unit offering, as amended, during the three months ended March 31, 2006, the Company issued warrants to purchase in the aggregate 681,646 shares of common stock at an exercise price of $2.50 per share and warrants to purchase 444,250 shares of common stock at an exercise price of $3.00 per share. These warrants have substantially the same terms as the warrants issued in the Company's March 2005 unit offering, except that the trading price and volume thresholds for redemption under these warrants may vary depending on the specific terms of the warrant.

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

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Pursuant to the terms of the Company's engagement of placement agents in connection with the October 2005 unit offering, the Company has the obligation to pay to the placement agents at funding of an investment cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchase by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents have received registration rights for all shares of common stock that may be issued under the unit purchase options. As of March 31, 2006, the Company has accrued non-cash offering costs of $283,430 equal to the total fair value of the Company's unit purchase option obligation.

NOTE 9 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2006 and 2005 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 - MAJOR CUSTOMER

The Company's largest customer accounted for $32,804 and $51,562 in gross sales for the three months ended March 31, 2006 and 2005, respectively, or 30.2% and 64.0% of the Company's gross sales during each of those respective periods. Sales to this customer accounted for $27,517 and $0 in net sales for the three months ended March 31, 2006 and 2005, respectively, and approximately 64.4% and 71.2% of the Company's accounts receivable as of March 31, 2006 and 2005, respectively. Net sales consist of gross product sales, net of product returns, costs associated with temporary price reductions and co-operative advertising expenses.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Except for the commitments and contingencies described elsewhere herein, the following are the Company's material commitments and contingencies as of March 31, 2006:

The Company leases office space under a lease that expires on November 30, 2011. The monthly rent obligation during 2006 under this lease is approximately $9,200.

Under the terms of a distribution agreement between the Company and Common Sense Ltd., the Company agreed to make an initial purchase of approximately $500,000 in product, scheduled to be delivered in four quarterly installments during 2006. The purchase price for these deliveries is to be paid pursuant to the payment terms established under the distribution agreement, except that the Company was required to make, and has made, payment for the initial delivery of product upon signing of the distribution agreement. Remaining payments during 2006 pursuant to the terms of this initial purchase will amount to approximately $375,000.

NOTE 12 - SUBSEQUENT EVENTS

As of April 13, 2006, the Company has obtained the consent of the other investors who purchased units in the Company's October 2005 and January 2006 unit offerings prior to March 16, 2006 to reflect the amended terms of the offering described above. This amendment also adjusts the units to be received upon the exercise of unit purchase options issued or to be issued in connection with the October 2005 and January 2006 unit offerings.

From April 1, 2006 to May 11, 2006, the Company sold 26.3 additional units in a number of separate transactions in the January 2006 offering, representing an aggregate purchase price of $1,315,000.

The Company's $300,000 line of credit and $475,000 term loan with Wachovia Bank expired on April 28, 2006. The term loan was paid in full at maturity and the expiration date of the line of credit has been extended to May 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         All references in this Quarterly Report on Form 10-QSB to "we," "our," "us," or the "Company," or words of similar import, mean Synova Healthcare Group, Inc., a Nevada corporation, and our two consolidated Delaware subsidiaries, Synova Healthcare, Inc., which is wholly owned by Synova Healthcare Group, Inc., and Synova Pre-Natal Healthcare, Inc. ("Synova Pre-Natal"), which is wholly owned by Synova Healthcare, Inc. Unless otherwise stated, all share and per share amounts regarding shares of Synova Healthcare, Inc. have been appropriately adjusted to reflect our merger with Synova Healthcare, Inc. on February 10, 2005.

FORWARD-LOOKING INFORMATION

         Except for the historical information presented herein, the matters discussed in this Quarterly Report contain "forward-looking statements" that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "intends," "scheduled," "future," "potential," "continue," "estimates," "hopes," "goal," "objective," "expects," "may," "should," "could" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in this section and elsewhere throughout this quarterly report, as well as the risks and uncertainties described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on April 17, 2006. The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report, in our Annual Report on Form 10-KSB, and in our other reports filed with the Securities and Exchange Commission, that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

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

         In February 2005, the Company commenced a private offering of units to raise up to an aggregate of $3,500,000. Each unit consists of 50,000 shares of our common stock and a warrant to purchase 40,000 shares of our common stock, and was sold for a purchase price of $50,000 per unit. The warrants are exercisable at $2.00 per share and, subject to certain rights the Company has to call the redemption of the warrants, expire five years from the date of issuance. The unit offering closed on March 22, 2005, raising an aggregate of $3,500,000 by selling an aggregate of 70 units. In connection with this private offering, the Company agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. The registration statement filed for this purpose was declared effective by the SEC on August 12, 2005. The primary purpose of the merger and unit offering structure was to enable the Company to raise funds that it would initially need to develop and grow its business.

         In October 2005, we commenced a second offering of units to raise up to an aggregate of $7,000,000. Each unit consists of 25,000 shares of our common stock and warrants to purchase 12,500 shares of our common stock, and was sold at a purchase price of $50,000 per unit. These warrants were exercisable at $4.00 per share, and subject to our right to call the redemption of the warrants under certain conditions, had a term of two years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As of March 31, 2006, we sold approximately 27.1 units and raised gross proceeds of approximately $1.3 million from sales of units in this offering and our January 2006 unit offering. The terms of these offerings have been modified as described in " - Liquidity and Capital Resources - Capital Resources."

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

                  In connection with this distribution agreement, on January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of BioPad on a fully-diluted basis, excluding options to purchase up to 10% of BioPad's ordinary shares that may be granted to employees of BioPad, for $2.63 million in cash. The cash purchase price was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to BioPad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

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

         Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices and is stated at the lower of cost -- determined by the first-in, first-out method -- or market. An allowance has been provided for expired product and product which will expire within 120 days from March 31, 2006.

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

      o     Business Planning
            o Each year we establish a business plan for each customer, which includes sales estimates and cooperative advertising estimates.
            o When we assess inventory levels, we also consider upcoming promotional activities and co-operative advertising initiatives, as these efforts may cause periodic increases in sales.
                  o For example, if a retailer is having a promotion to drive sales, we can reasonably expect based on prior experience that the retailer will order more product during that period.
                  o Similarly, historical evidence suggests that when we launch major marketing initiatives, we cause sales to rise at the point of sale.
                  o As a result of these efforts, existing inventory for the channel would normally diminish, which would trigger an increase in order activity from channel customers.

         Using the above information, along with management guidance, we can readily determine exposure due to returns that may result from unsaleable product and record an allowance for product returns, if deemed necessary.

         Impairment of Long-Term Investments. Beginning in fiscal year 2006, we will evaluate our long-term investment, namely our interest in BioPad, for impairment on an annual basis or more frequently if required. The impairment, if any, is measured by the difference between the carrying amount of this investment and its fair value, based on the best information available, including discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of our long-term investments are affected by factors such as the ongoing financial performance of the investment, additional capital raises by the investee, as well as general changes in the economy. We did not have any investments that required an evaluation for impairment as of March 31, 2006.

         Advertising Expenses. Advertising costs are expensed as incurred. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, prepaid advertising represents advertising distribution and monitoring costs with respect to advertisements in various media that have not yet aired.

         We treat temporary price reduction, or TPR, programs, merchandising fees, co-operative advertising and slotting expenses as a reduction to our gross sales. We record the liability for temporary price reduction expenses when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to us in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, if the TPR recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

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

         Stock-Based Compensation. In 2005, we accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which for employee stock options permitted the use of the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

         As of January 1, 2006, SFAS No. 123 (revised 2004), Share-Based Payment, has eliminated our ability to account for share-based compensation transactions effected after January 1, 2006 using the intrinsic value method under APB Opinion No. 25. SFAS No. 123R requires instead that such transactions be accounted for using a fair-value-based method. See Note 3 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

         Net Sales. The following table sets forth information regarding our total gross and net sales for the three months ended March 31, 2006 and 2005 categorized by customer type and on an aggregate basis.

                      GROSS AND NET SALES BY CUSTOMER TYPE

                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------------
                                                                  2006              2005
                                                              ------------      -----------
       OTC SALES:
       Gross OTC sales..................................       $   93,204       $   72,586
       Less:
            Damages and other returns...................           28,079            2,854
            Co-operative advertising....................           34,351           76,667
            Coupons, rebates and Promotions.............              766                -
                                                               ----------       ----------
       Net OTC sales....................................       $   30,008       $   (3,935)
                                                               ==========       ==========
       POC SALES:
       Gross POC sales..................................       $   15,395       $    7,500
       Less:
            Damages and other returns...................              450                -
                                                               ----------       ----------
       Net POC sales....................................       $   14,945       $    7,500
                                                               ==========       ==========
       TOTAL SALES:
       Gross Sales......................................       $  108,599       $   80,086
       Net Sales........................................       $   44,953       $    3,565


Net sales consist of product sales, net of product returns, costs associated with temporary price reductions, or TPRs, and co-operative advertising expenses. Net sales increased $41,388 or 1,160%, to $44,953 for the three months ended March 31, 2006, from $3,565 for the three months ended March 31, 2005.

         Our net sales from the first three months of 2005 to the same period in 2006 distinguished by customer type were as follows:

                  OTC. Net OTC sales increased by $33,943, to $30,008 for the three months ended March 31, 2006 from $(3,935) for the three months ended March 31, 2005. The increase resulted primarily from an increase in our gross sales from period to period and a smaller amount of co-operative advertising expense associated with such sales, partially offset by an increase in damages and returns from period to period.

                  POC. Net POC sales increased by $7,445, or 99.3%, to $14,945 for the three months ended March 31, 2006 from $7,500 for the three months ended March 31, 2005. This increase in net POC sales resulted from our direct mail campaign and increased marketing and advertising of our MenocheckPro(R) product to physicians and medical practices.

         Cost of Net Sales. Cost of net sales increased by $7,747, or 45.5%, to $24,739 for the three months ended March 31, 2006, from $16,992 for the three months ended March 31, 2005.

         Cost of net sales as a percentage of net sales decreased to 55% for the three months ended March 31, 2006 from 476% for the three months ended March 31, 2005. The decrease in cost of net sales as a percentage of net sales was the result of increasing gross sales and decreasing co-operative advertising costs associated with such gross sales, which advertising costs are subtracted from gross sales to arrive at net sales.

         Selling and Marketing Expenses. Selling and marketing expenses increased by $572,182, or 117%, from $488,247 for the three months ended March 31, 2005 to $1,060,429 for the three months ended March 31, 2006. The increase in selling and marketing expenses reflected an increase advertising initiatives directed at the OTC market, including an increase in public relations, internet marketing, product and marketing research expense.

         Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees, and these expenses increased $187,796, or 152%, from $122,754 for the three months ended March 31, 2005 to $310,550 for the three months ended March 31, 2006. This increase resulted primarily from our increase in our headcount to eight full-time employees by March 31, 2006, including the hiring of four executive officers, as compared to three full-time employees at March 31, 2005.

         Stock-Based Compensation Expense. Stock-based compensation expense represents the fair value of equity compensation issued during the three months ended March 31, 2006 that we are required to expense under SFAS No. 123R. This expense totaled $179,949 for the three months ended March 31, 2006 and was recognized in connection with the grant of options to certain of our executive officers and key employees. We did not incur any stock-based compensation expense during the three months ended March 31, 2005.

         General and Administrative Expenses. General and administrative expenses increased $10,860, or 3.4%, from $323,169 for the three months ended March 31, 2005 to $334,029 for the three months ended March 31, 2006. The increase in general and administrative expenses resulting primarily from an increase in operating and administrative costs associated with our increased headcount.

         Operating Loss. Our operating loss increased by $917,146, or 96.7%, from $947,597 for the three months ended March 31, 2005 to $1,864,743 for the three months ended March 31, 2006. Most of this increase in our operating loss was attributable to the increase in selling and marketing expenses and personnel expenses discussed above, as well as the recognition of stock-based compensation expense for options granted during the three months ended March 31, 2006 in accordance with SFAS No. 123R.

         Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in BioPad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by BioPad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $112,264 for the three months ended March 31, 2006, which represented 25% of BioPad's quarterly loss of $262,206. We did not recognize any expense for the three months ended March 31, 2005 because we did not account for this interest in BioPad under the equity method until the first quarter of 2006.

         Net Loss. Our net loss increased by $1,096,685, or 114%, from $965,410 for the three months ended March 31, 2005 to $2,062,095 for the three months ended March 31, 2006. This increase occurred primarily as a result of the increase in our operating loss and interest expense from period to period, as well as the recognition of loss associated with our investment in BioPad.

LIQUIDITY AND CAPITAL RESOURCES

         Cash on Hand. As of March 31, 2006, we had $231,622 in cash on hand compared to $2,212,235 in cash on hand as of March 31, 2005. Of the $231,622 cash on hand as of March 31, 2006, however, $63,481 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with our lease of our principal executive offices. The decrease in cash on hand of $1,980,613 from March 31, 2005 resulted from our repayment of debt and cash used in our operating and investing activities, offset by net proceeds received from our unit offerings and exercises of common stock purchase warrants.

         Cash Used in Operating Activities. Our operating activities used $886,226 in cash for the three months ended March 31, 2006, as compared to $959,666 in cash used in our operating activities for the three months ended March 31, 2005. This differential was primarily attributable to the increase in operating loss, offset in part by our increase in accrued expenses and accounts payable, reduction in prepaid expenses, and the amortization of deferred loan cost.

         Cash Used in Investing Activities. Our capital expenditures for the three months ended March 31, 2006 were $1,885,924. Most of this expense was attributable to our investment in BioPad. We also invested in computer and office equipment for working personnel during the first quarter of 2005 and 2006.

         Cash Provided by Financing Activities. Financing activities provided cash of $2,799,196 for the three months ended March 31, 2006, compared to $3,165,814 in cash provided for the three months ended March 31, 2005. The decrease in financing activity cash occurred primarily because we repaid $200,000 under our line of credit and $670,404 of other loans payable during the three months ended March 31, 2006. Our capital raising activities in the first quarter of 2006 generated the cash to make these repayments. During the three months ended March 31, 2006, we received $3,400,520 in net proceeds for the issuance of units in our October 2005 and January 2006 unit offerings, and $269,280 of net proceeds pursuant to the exercise of warrants issued in our February 2005 unit offering.

         Capital Resources. As of March 31, 2006, our working capital deficit was $1,578,098, which was an increase in this deficit of $435,804 from a working capital deficit of $1,142,294 as of December 31, 2005. This increase in working capital deficit is a result of the losses incurred for the three months ended March 31, 2006 and our investment in BioPad.

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

         On March 16, 2006, we amended the terms of the units we sold in January 2006. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. The purchasers of units in January 2006 were issued in the aggregate 83,332 shares of common stock for no additional consideration. These shares represent a "full-ratchet" anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, the warrants subscribed for by these purchasers were amended to increase the number of shares issuable under them by an aggregate of 41,666, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the redemption right trading price threshold from $5.00 to $4.00 per share. In April 2006, we amended the terms of the offering for all other investors who purchased units in the October 2005 and January 2006 offerings prior to March 2006 to reflect these amended terms.

         As part of the units sold in the February 2005 unit offering, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. As of December 31, 2005, the Company issued 152,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $300,960, net of offering costs of $3,040. For the three months ended March 31, 2006, the Company issued 136,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $269,280, net of offering costs of $2,720.

         On March 28, 2006, and under the terms of the January 2006 unit offering as amended on March 16, 2006, we sold 30 units to an investor in a private placement at a purchase price of $50,000 per unit, amounting to gross cash proceeds of $1.5 million from this investment. We have entered into a registration rights agreement with this investor that requires us to file a registration statement by April 14, 2006 covering the resale of the shares of common stock purchased by the investor and underlying these warrants, which registration statement was ultimately filed with the SEC on May 12, 2006. We must also use best efforts to cause this registration statement to be effective by June 28, 2006. From January 1, 2006 to March 30, 2006, excluding the units sold in January 2006, we have sold 55.54 units in a number of separate transactions in this offering, representing aggregate gross proceeds of $2,777,000.

         We have secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan is for a one-year term and bears interest at a rate of 5.25% per year. The line of credit is also for a one-year term and bears interest at Wachovia Bank's prime rate, plus .50%. The interest rate under the line of credit was 8% as of March 31, 2006. There are no financial covenants associated with the term loan or line of credit. These obligations are secured and collateralized with a money market account and certain other of our assets. These obligations are also guaranteed by Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer. Both the line of credit and the term loan expired on April 28, 2006. The term loan was paid in full at maturity and the line of credit has been extended to May 31, 2006. We believe we can renegotiate a new line of credit with the lender. As of March 31, 2006, we had a total of $40,481 outstanding under these obligations.

         We estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until September 30, 2006. We expect that we will need additional debt or equity financings or arrange for alternative sources of temporary or permanent financing to meet our liquidity requirements beyond September 30, 2006. See " - Going Concern and Plan of Operations" below. We are presently optimistic about our ability to raise additional capital as needed to support operations. There can be no assurances that the proceeds from capital transactions will continue to be available, that our net sales will increase to assist with our cash needs, that a sufficient amount of our securities can or will be sold, or that any of our common stock purchase warrants will be exercised to fund our operating needs.

         Going Concern and Plan of Operations. In its report dated March 17, 2006 to our audited year-end financial statements, Morison Cogen, LLP, our registered independent public accounting firm, expressed substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements included in this quarterly report have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         We are optimistic about our ability to raise additional capital as needed to support operations. In support of this view, management has been fully engaged in locating sources of capital, and since January 1, 2006, we have raised approximately $4.8 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. We also received in the first quarter of 2006 net proceeds of $269,280 from the exercise of common stock purchase warrants issued in our February 2005 unit offering.

         We are in the process of attempting to obtain long-term debt or equity financing. While we believe we can obtain this financing on terms acceptable to us, if we are not successful in finding permanent debt or equity financing, we will need to expend significant efforts to find other short-term sources of capital to meet our ongoing operating and business expenses. We are also focusing on opportunities to increase our net sales while seeking to manage our operating expenses in an attempt to preserve as much as possible our available cash resources. If we are unable to raise sufficient long-term or short-term capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition may be materially and adversely harmed.

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

         Contractual Obligations. We lease office space under a lease that expires on November 30, 2011. Future minimum annual rent obligations as of March 31, 2006 were as follows:


                                                        MINIMUM ANNUAL
                                  YEAR                   LEASE PAYMENT
                     ------------------------------     --------------
                     2006.........................       $   91,320
                     2007.........................           93,485
                     2008.........................           95,649
                     2009.........................           97,813
                     2010.........................           99,977
                     2011.........................           93,628
                                                         ----------
                          Total...................       $  571,872
                                                         ==========

         Our $300,000 line of credit and $475,000 term loan with Wachovia Bank expired on April 28, 2006. The term loan was paid in full at or prior to maturity and the line of credit has been extended to May 31, 2006. We believe we can renegotiate new credit facilities with the lender. As of March 31, 2006, no amounts were outstanding under the line of credit and $40,481 was outstanding under the term loan.

         Under the terms of our distribution agreement with Common Sense Ltd., the manufacturer of our Fem-V(TM) product, we have agreed to make an initial purchase of approximately $500,000 in product, scheduled to be delivered in four quarterly installments during 2006. The purchase price for these deliveries is to be paid pursuant to the payment terms established under the distribution agreement, except that we were required to make, and we made, payment for the initial delivery of product upon signing of the distribution agreement. We will be required to pay Common Sense an additional $375,000 during 2006 pursuant to the terms of this distribution agreement.

         Pursuant to the terms of our engagement of placement agents in connection with the October 2005 and January 2006 unit offerings, we have the obligation to pay to the placement agents, upon the funding of an investment, cash compensation equal to 7% of the gross proceeds received from investors introduced to us by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents will receive registration rights for all shares of common stock that may be issued under the unit purchase options. As of March 31, 2006, the Company has accrued cash offering costs of $273,430 and non-cash offering costs of $283,430 for these unpaid obligations.

         As of March 31, 2006, the Company had no other material commitments or obligations.

         Off-Balance Sheet Items. The Company had no off-balance sheet items as of March 31, 2006.

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

ITEM 3.    CONTROLS AND PROCEDURES.

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

         In light of these issues, our management believed that a restatement of these financial statements was required, and, after further consultations, our Audit Committee and independent registered public accounting firm concurred with this conclusion. While in the process of amending our quarterly reports on Form 10-QSB to restate these financial statements, we became aware of certain information that had been required to be included in these quarterly reports but which had been omitted from them, and other information in the reports which needed to be changed or corrected. Accordingly, we restated these interim financial statements to properly record our net sales. On April 6, 2006, we filed with the SEC amended quarterly reports on Form 10-QSB to modify our interim financial statements for these periods and to make necessary additional and corrective disclosures.

         As a result of the foregoing and the other factors discussed in our Annual Report on Form 10-KSB, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC's rules and forms. Our officers also concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of these developments, we implemented the following policies and procedures to prevent recurrences of revenue recognition errors:

            o We have retained an outside accounting firm which will provide significant strength to our internal auditing function, including establishing and documenting appropriate internal controls and a customer contract review process which is currently underway.

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

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15a-15(e), as of March 31, 2006. Based upon the March 31, 2006 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC's rules and forms. Our officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e).

         Other than as stated above, there has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Listed below are sales of unregistered securities effected by the Company during the first quarter of 2006, except for issuances previously reported on Form 8-K.

            o On January 3, 2006, we granted to Ronald S. Spangler, our Chief Technology Officer, an option to purchase 300,000 shares of our common stock at an exercise price of $2.67 per share. This option vests as follows: an option to purchase 50,000 shares shall vest on July 3, 2006, an option to purchase an additional 70,000 shares shall vest on January 3, 2007, an option to purchase an additional 100,000 shares shall vest on July 3, 2007 and the balance of the option shall vest on January 3, 2008. The option is contingent on continued employment and expires January 3, 2016.

            o On February 16, 2006, we granted to Robert L. Edwards, our Chief Financial Officer, an option to purchase 50,000 shares of our common stock at an exercise price of $2.67 per share. This option vests in full on February 16, 2007. The option is contingent on continued employment and expires February 16, 2016.

            o On February 16, 2006, we granted to three of our employees an option to purchase in the aggregate 140,000 shares of our common stock at an exercise price of $2.67 per share. These options are contingent on continued employment and expire February 16, 2016.

            o In January through March 2006, we issued 136,000 shares of common stock upon the conversion of warrants issued in connection with our February 2005 unit offering.

         We believe that offers and sales made in the United States were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 thereunder because the subject securities were sold to a limited group of persons, each of whom was believed to have been (i) either an accredited investor or a sophisticated investor at the time of the sale and had a pre-existing business or personal relationship with us, our management or a placement agent engaged by us, and (ii) purchasing the securities for investment without a view to resale or further distribution. Restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities and/or agreements relating thereto. We believe no form of general solicitation or general advertising was made in connection with the offer or sale of these securities.

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

ITEM 6.   EXHIBITS.

Exhibit
No.        Description
-------    ------------

2.1 Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2 First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3+ Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (4)

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

4.2 Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (2)

4.3 Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (2)

4.5 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (2)

4.6 Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7 Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (4)

4.8 Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (4)

4.9 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.10 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.11 Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering. (5)

4.12 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's October 2005 unit offering. (5)

4.13 Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering.
           (5)

4.14 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.15 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's
           January 2006 unit offering. (6)

4.16 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.17 Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering.
           (6)

4.18 Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering. (6)

4.19 Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering.
           (6)

4.20 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.21 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.22 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

31.1 Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2 Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1        Section 1350 Certification of the Chief Executive Officer.

32.2       Section 1350 Certification of the Chief Financial Officer.

------------------
+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.
(1) Previously filed as an exhibit to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.
(2) Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company's registration statement on Form SB-2 (File
           No. 333-123498), as filed with the SEC on May 13, 2005.

(3) Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.
(4) Previously filed as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.
(6) Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNOVA HEALTHCARE GROUP, INC.


                                    By: /s/ Stephen E. King
                                        ------------------------------------
                                        Stephen E. King
                                        Chairman and Chief Executive Officer


Date:   May 19, 2006                  /s/ Stephen E. King
                                      --------------------------------------
                                      Stephen E. King
                                      Chairman and Chief Executive Officer

Date:   May 19, 2006                  /s/ Robert L. Edwards
                                      --------------------------------------
                                      Robert L. Edwards
                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.        Description
------     -------------

2.1 Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2 First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3+ Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (4)

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

4.2 Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (2)

4.3 Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (2)

4.5 Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (2)

4.6 Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7 Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (4)

4.8 Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (4)

4.9 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.10 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.11 Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering. (5)

4.12 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's October 2005 unit offering. (5)

4.13 Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering.
           (5)

4.14 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.15 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering. (6)

4.16 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.17 Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering.
           (6)

4.18 Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering. (6)

4.19 Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering.
           (6)

4.20 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.21 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.22 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)
           31.1 Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2 Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1       Section 1350 Certification of the Chief Executive Officer.

32.2       Section 1350 Certification of the Chief Financial Officer.

---------------

+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.
(1) Previously filed as an exhibit to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.
(2) Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.
(3) Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.
(4) Previously filed as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.
(5) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.
(6) Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company's registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.