Form 10QSB
period 2006-06-30
Synova Healthcare Group Inc
filed 2006-08-14
CIK 1316826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-51492

                          SYNOVA HEALTHCARE GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                 91-1951171
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)

        1400 NORTH PROVIDENCE ROAD, SUITE 6010, MEDIA, PENNSYLVANIA 19063
                    (Address of principal executive offices)

                                 (610) 565-7080
                           (Issuer's telephone number)

                                 NOT APPLICABLE
        (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2006, the number of outstanding shares of common stock, par value $.001 per share, of Synova Healthcare Group, Inc. was 17,465,780.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                          SYNOVA HEALTHCARE GROUP, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.
--------                                                                --------
                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements........................................      3
Item 2.   Management's Discussion and Analysis or Plan of Operation...     16
Item 3.   Controls and Procedures.....................................     29

                          PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of
             Proceeds.................................................     30
Item 6.   Exhibits....................................................     31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                            June 30,     December 31,
                                                              2006           2005
                                                          ------------   ------------
                                                           (unaudited)
ASSETS
Cash                                                      $     47,150   $    20,491
Restricted cash                                                 71,588       184,085
Accounts receivable                                             77,076        52,185
Private placement subscription receivable                           --       450,000
Inventory                                                      321,908        73,178
Prepaid expenses                                                48,690       122,770
Deferred loan costs                                                 --        69,342
Deposits                                                        33,452       125,000
                                                          ------------   -----------
TOTAL CURRENT ASSETS                                      $    599,864   $ 1,097,051
Property and equipment, net of accumulated depreciation
   of $23,929 and $19,109 as of June 30, 2006 and
   December 31, 2005                                      $     49,591   $    35,231
Investment                                                   2,441,825       807,944
                                                          ------------   -----------
TOTAL ASSETS                                              $  3,091,280   $ 1,940,226
                                                          ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Line of credit                                            $         --   $   200,000
Loans payable                                                       --       711,085
Accounts payable                                             1,545,965       922,742
Accrued expenses                                             1,346,847       405,518
                                                          ------------   -----------
TOTAL CURRENT LIABILITIES                                 $  2,892,812   $ 2,239,345
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 50,000,000 shares
   authorized, no shares outstanding                      $         --   $        --
Common stock, $0.001 par value:
   150,000,000 shares authorized; 17,465,780 and
   13,738,566 shares issued and outstanding at
   June 30, 2006 and December 31, 2005                          17,466        13,739
Common stock subscribed, net of offering costs                      --       387,000
Additional paid in capital                                  11,556,617     6,314,898
Accumulated deficit                                        (11,375,615)   (7,014,756)
                                                          ------------   -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      $    198,468   $  (299,119)
                                                          ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $  3,091,280   $ 1,940,226
                                                          ============   ===========

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       FOR THE              FOR THE
                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                    JUNE 30, 2006        JUNE 30, 2005
                                                 ------------------   ------------------
                                                     (unaudited)          (unaudited)
Net sales                                           $    69,810          $    64,402
OPERATING EXPENSES:
Cost of net sales                                        38,617               26,957
Selling and marketing                                 1,084,144              471,666
Personnel expenses, including stock-based
   compensation expense of $196,612                     494,628              174,084
General and administrative                              617,952              151,502
                                                    -----------          -----------
   Total Operating Expenses                           2,235,341              824,209
                                                    -----------          -----------
      OPERATING LOSS                                 (2,165,531)            (759,807)
                                                    -----------          -----------
OTHER INCOME (EXPENSES):
Interest income                                           1,072                6,185
Interest expense                                           (450)              (9,918)
Equity in loss of unconsolidated affiliate             (133,855)                  --
                                                    -----------          -----------
   Total Other Expenses                                (133,233)              (3,733)
                                                    -----------          -----------
      NET LOSS                                      $(2,298,764)         $  (763,540)
                                                    ===========          ===========
Basic and diluted net loss per share                $     (0.14)         $     (0.06)
                                                    ===========          ===========
Basic and diluted weighted average number of
   shares                                            16,744,418           12,937,952

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      FOR THE            FOR THE
                                                 SIX MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30, 2006      JUNE 30, 2005
                                                 ----------------   ----------------
                                                    (unaudited)        (unaudited)
Net sales                                          $   114,763        $    67,967
OPERATING EXPENSES:
Cost of net sales                                       63,356             43,949
Selling and marketing                                2,144,573            959,913
Personnel expenses, including stock-based
   compensation expense of $360,021                    968,587            296,838
General and administrative, including
   stock-based compensation expense of $16,540         968,521            479,305
                                                   -----------        -----------
      Total Operating Expenses                       4,145,037          1,780,005
                                                   -----------        -----------
            OPERATING LOSS                          (4,030,274)        (1,712,038)
                                                   -----------        -----------
OTHER INCOME (EXPENSES):
Interest income                                          3,121             10,819
Interest expense                                       (87,587)           (27,731)
Equity in loss of unconsolidated affiliate            (246,119)                --
                                                   -----------        -----------
         Total Other Expenses                         (330,585)           (16,912)
                                                   -----------        -----------
               NET LOSS                            $(4,360,859)       $(1,728,950)
                                                   ===========        ===========
Basic and diluted net loss per share
                                                   $     (0.28)       $     (0.14)
                                                   ===========        ===========
Basic and diluted weighted average number of
   shares                                           15,756,506         11,994,608

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      FOR THE            FOR THE
                                                 SIX MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30, 2006      JUNE 30, 2005
                                                 ----------------   ----------------
                                                    (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(4,360,859)       $(1,728,950)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED
   IN OPERATING ACTIVITIES:
Amortization of deferred loan cost                       69,342                 --
Allowance for inventory reserves                        (59,677)                --
Depreciation and amortization                             4,820              4,033
Issuance of common stock for services                     7,674             15,000
Issuance of warrants for services                            --            241,400
Issuance of options for compensation                    376,561                 --
Equity in loss of unconsolidated affiliate              246,119                 --
CHANGES IN ASSETS AND LIABILITIES, NET OF
   EFFECT OF MERGER:
(Increase) decrease in assets
   Accounts receivable                                  (24,891)          (185,663)
   Inventory                                           (189,053)           (47,372)
   Prepaid expenses and other current assets            165,628            (71,422)
Increase (decrease) in liabilities
   Accounts payable and accrued expenses              1,564,552           (261,138)
                                                    -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES               $(2,199,784)       $(2,034,112)
                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment                                           (1,880,000)                --
Purchases of property and equipment                     (19,180)            (4,467)
                                                    -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES               $(1,899,180)       $    (4,467)
                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of line of credit                           $  (200,000)       $        --
Repayment of loan payable                              (711,085)           (79,767)
Proceeds from issuance of common stock, net of
   offering costs                                     4,924,211          2,933,100
                                                    -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           $ 4,013,126        $ 2,853,333
                                                    -----------        -----------

Net increase (decrease) in cash                         (85,838)           814,754
Cash at the beginning of the period                     204,576             10,554
                                                    -----------        -----------
CASH AT THE END OF THE PERIOD                       $   118,738        $   825,308
                                                    -----------        -----------
SUPPLEMENTAL SCHEDULE OF CASH FLOWS:
Cash paid during the period for interest            $    18,245        $    27,731
                                                    ===========        ===========

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                                                           Additional     Common                          Total
                                                     Number      Common     Paid-in        Stock      Accumulated     Stockholders'
                                                    of Shares    Stock      Capital     Subscribed      Deficit     Equity (Deficit)
                                                   ----------   -------   -----------   ----------   ------------   ----------------
BALANCE AT DECEMBER 31, 2005....................   13,738,566   $13,739   $ 6,314,898    $ 387,000   $ (7,014,756)    $  (299,119)
Issuance of common stock for services...........        2,500         2         7,672           --             --           7,674
Issuance of common stock, warrants exercised....      144,750       145       269,145           --             --         269,290
Issuance of common stock in private placement,
   net of offering costs........................    3,055,981     3,056     4,588,865       63,000             --       4,654,921
Issuance of common stock pursuant to amendment
   of terms of private placement................      523,983       524          (524)          --             --              --
Subscription receivable, net of offering costs..           --        --            --     (450,000)            --        (450,000)
Issuance of equity for compensation.............           --        --       376,561           --             --         376,561
Net loss for six months ended June 30, 2006.....           --        --            --           --     (4,360,859)     (4,360,859)
                                                   ----------   -------   -----------    ---------   ------------     -----------
BALANCE AT JUNE 30, 2006........................   17,465,780   $17,466   $11,556,617    $      --   $(11,375,615)    $   198,468
                                                   ==========   =======   ===========    =========   ============     ===========

See accompanying notes to consolidated financial statements

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Synova Healthcare Group, Inc., a Nevada corporation ("Synova"), and its subsidiaries, Synova Healthcare, Inc., a Delaware corporation ("Synova Healthcare"), and Synova Pre-Natal Healthcare, Inc., a Delaware corporation (collectively, the "Company").

Synova was incorporated in the State of Nevada on September 1, 1998 under the name Centaur Capital Group, Inc., and from the time of its formation until its acquisition of Synova Healthcare, Synova was a development stage company with no active business. Its business operations during the period were limited to raising capital for its business, which was abandoned in 2001.

On January 13, 2005, Synova entered into a merger agreement with Synova Healthcare. In connection with the merger, on January 12, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, Synova's wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, with Synova Healthcare surviving the merger. The merger has been accounted for as a reverse purchase acquisition because former stockholders of Synova Healthcare obtained a majority of the outstanding shares of Synova's common stock in connection with the merger. The accompanying consolidated financial statements of the Company reflect the historical results of Synova Healthcare. As a result of and following this merger, the Company develops, distributes, markets and sells non-invasive medical diagnostic tests designed to diagnose and monitor the onset of certain medical conditions.

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

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements. The interim operating results for the six months ended June 30, 2006 are not necessarily indicative of operating results expected for the full year.

SIGNIFICANT ACCOUNTING POLICIES

Except as may otherwise be provided herein, these unaudited financial statements have been prepared consistently with the accounting polices described in Note 3 to the Company's Consolidated Financial Statements for the year ended December 31, 2005, which financial statements have been included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Commission on April 17, 2006.

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

BASIC AND DILUTED NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES stock outstanding for the period presented. Because the Company reported a net loss for each of the three months and six months ended June 30, 2006 and 2005, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As of and during the six months ended June 30, 2006, the Company realized losses of $4,360,859, had a working capital deficit of $2,292,948, had an accumulated deficit of $11,375,615, and had not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 3 - STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans and grants of stock options.

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

During the quarter ended June 30, 2005, the Company had granted to each of two executive officers a non-qualified stock option to purchase up to 375,000 shares of common stock, subject to adjustment, at an exercise price of $0.25 per share. However, on September 30, 2005, before any portion of these options had vested, the executive officers

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES voluntarily forfeited these options to the Company for no consideration.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No.
123. However, SFAS No. 123R requires share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

Had compensation cost for the Company's stock option grants during the six months ended June 30, 2005 been determined on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net loss and net loss per common share for such period would have increased to the pro forma amounts indicated below. The fair value of options and warrants granted during the six months ended June 30, 2005 was estimated based on the fair value at grant dates for options consistent with the method of SFAS No. 123 using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 64% (for options with a ten year contractual life) and 61% (for options with less than a 10 year contractual life), and a risk-free interest rate between 3.9% and 4.3%.

                      FOR THE THREE MONTHS        FOR THE SIX MONTHS
                             ENDED                       ENDED
                         JUNE 30, 2005               JUNE 30, 2005
                      --------------------        ------------------
                          (unaudited)                (unaudited)
Net loss:
   As reported            $  (763,540)               $(1,728,950)
   Pro forma              $  (814,773)               $(1,850,969)
Net loss per share:
   As reported            $     (0.06)               $     (0.14)
   Pro forma              $     (0.06)               $     (0.15)

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

During the six months ended June 30, 2006, the Company's net income was approximately $376,561 lower as a result of stock-based compensation expense as a result of the adoption of SFAS No. 123R. As of June 30, 2006, there was $1,035,264 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 30, 2010.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 64% (for options with a ten-year contractual life) and 61% (for options with less than a ten-year contractual life), and a risk-free interest rate between 4.5% and 5.2%. In determining volatility of the Company's options, the Company used a combination of (1) the average volatility over a 10-year period of the common stock of eight other public companies operating in the medical diagnostic test business; and (2) the contractual or expected life of the specific option, allowing for a reduction in volatility for those options with a contractual or expected life of less than ten years in consideration of the shorter contractual or expected life of the option. This valuation methodology and these assumptions were comparable to those used by the Company to estimate the fair value of share options under SFAS No. 123 prior to January 1, 2006.

The following table summarizes all stock option transactions of the Company since December 31, 2005:

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

                                                                              EXERCISE PRICE PER
                                              OPTION SHARES   VESTED SHARES   COMMON SHARE RANGE
                                              -------------   -------------   ------------------
Balance, December 31, 2005 ................    1,096,270        679,770        $0.0011 to $2.67
Granted or vested during the six months
   ended June 30, 2006 ....................      688,072(1)     294,072(1)       $1.50 to $2.78
Expired during the six months ended
   June 30, 2006 ..........................      (16,500)            --                      --
                                               ---------        -------        ----------------
Balance, June 30, 2006 ....................    1,767,842(1)     973,842(1)     $0.0011 to $2.78
                                               =========        =======        ================

----------
(1) Includes options to purchase 225,817 shares of common stock associated with the Company's obligation to issue unit purchase options as of June 30, 2006, of which options to purchase 194,072 shares accrued during the six months ended June 30, 2006. See "Unit Purchase Options" in Note 8 below.

Information with respect to stock options that are outstanding at June 30, 2006 is as follows:

                          STOCK OPTIONS OUTSTANDING (1)

                           NUMBER OF OUTSTANDING   WEIGHTED AVERAGE    WEIGHTED AVERAGE EXERCISE
                           CURRENTLY EXERCISABLE       REMAINING      PRICE OF OPTIONS CURRENTLY
RANGE OF EXERCISE PRICES      AT JUNE 30, 2006     CONTRACTUAL LIFE           EXERCISABLE
------------------------   ---------------------   ----------------   --------------------------
$0.0011 to $2.78                  973,842             5.70 years                 $0.91

----------
(1) Includes options to purchase 225,817 shares of common stock associated with the Company's obligation to issue unit purchase options as of June 30, 2006, of which options to purchase 194,072 shares accrued during the six months ended June 30, 2006. See "Unit Purchase Options" in Note 8 below.

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

                                           FOR THE SIX MONTHS
                                                  ENDED
                                              JUNE 30, 2005
                                           ------------------
                                               (unaudited)
Net sales ..............................      $    67,967
Net loss ...............................      $(1,778,950)
Basic and diluted net loss per share ...      $     (0.15)

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

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Company accounts for its 25% interest in BioPad under the equity method of accounting, as the Company is deemed to have significant influence over the operations of BioPad.

As of June 30, 2006, the Company's pro rata equity portion of losses of BioPad amounted to $246,119, which was comprised of (1) $152,693, which represents 25% of BioPad's reported net loss of $610,771, plus (2) amortization expense of $93,426, representing the amortization of the value of certain patentable technology and patent applications, which are estimated to have an economic life of 10 years. As of June 30, 2006, the equity-basis investment of $2,441,825 in BioPad includes $1,775,090, representing the unamortized value of this technology and these patent applications, as well as legal and closing costs of $57,944 associated with the acquisition. BioPad was formed in March 2005. Summarized unaudited financial information for BioPad as of and for the six months ended June 30, 2006 was as follows:

                                           FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 2006
                                           ------------------------
                                                  (unaudited)
STATEMENT OF OPERATIONS INFORMATION:
   Revenues ............................          $      --
   Operating loss ......................          $(635,693)
   Net loss ............................          $(610,771)

                                           JUNE 30, 2006
                                           -------------
                                            (unaudited)
BALANCE SHEET INFORMATION:
   Current assets ......................      $467,654
   Fixed assets ........................      $ 42,579
   Current liabilities .................      $205,067
   Shareholders' equity ................      $305,166

The foregoing financial information does not reflect any valuation of patentable technology, patent applications or rights, or other intangibles of BioPad. The issuance by BioPad of 10% of its ordinary shares to its employees pursuant to the exercise of options that may be granted in the future would potentially dilute the Company's 25% interest in BioPad to approximately 22.7%. If this dilution had occurred as of June 30, 2006, the effect would have been to reduce the Company's equity share of BioPad's net loss for the period ended June 30, 2006 from $246,119 to $223,476.

NOTE 7 - LINE OF CREDIT AND TERM LOAN

On April 28, 2005, the Company executed a term note of $475,000 and line of credit of $300,000 with Wachovia Bank, N.A. The term loan was for a period of one year and bore interest at 5.25% per year. The proceeds from the term loan satisfied a loan payable that matured on May 1, 2005. The Company's obligations under the term loan were secured and collateralized with a money market account and certain other assets of the Company and were guaranteed by each of Stephen
E. King and David J. Harrison. The term loan was paid in full and expired on April 28, 2006.

The line of credit was scheduled to terminate on April 28, 2006, but has been extended until April 28, 2007. As of June 30, 2006, the interest rate under the line of credit was 8%. The Company's obligations under the line of credit are secured and collateralized with a money market account and certain other assets of the Company, and are guaranteed by each of Mr. King and Mr. Harrison. As of June 30, 2006, $0 was outstanding under the line of credit.

On August 30, 2005, Tiger-Eye Holdings Limited ("Tiger-Eye") loaned $500,000 to the Company pursuant to a note that bore interest at an annual rate of 9%. The note matured nine months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger ("Nussberger") loaned $50,000 to the Company pursuant to a note that bore interest at an annual rate of 9%. The note matured nine months from September 2, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger was convertible, if their respective loans were not repaid in full at

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the 20 trading days preceding the maturity date. As of June 30, 2006, all amounts of principal and interest under these notes were repaid in full.

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

In January 2006, the Company issued 2,500 shares of common stock in exchange for professional services. The Company recognized consulting expenses of $7,674 in connection with this issuance.

On January 19, 2006, the Company received $430,000, net of offering expenses of $70,000, from two investors in a private placement of units, with each unit having a purchase price of $50,000 and consisting of 25,000 shares of common stock and a warrant to purchase 12,500 shares of common stock at an exercise price of $3.00 per share, subject to adjustment. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement was to be filed on or before April 14, 2006. The registration statement was ultimately filed with the SEC on May 12, 2006. The registration rights agreement, as amended, provides that the registration statement was to be declared effective by the SEC, at the earliest, on or before June 28, 2006. However, as of June 30, 2006, this registration statement has not been declared effective. The failures by the Company to meet these deadlines will require the Company to pay the investors a penalty of 1% of the purchase price of securities sold in this offering for the first 30 days of each default, and 1.5% of the purchase price for each subsequent 30 days thereafter. As of June 30, 2006, $39,115 was accrued as a result of these penalties.

Until May 12, 2006, the Company sold securities as part of its private placement offering of units commenced in October 2005 and January 2006. The maximum amount of gross proceeds sought to be raised under these offerings was $7,000,000, including units sold on January 19, 2006 as described above. In February 2006, the terms of this offering were amended as to all investors in the October 2005 offering who purchased securities prior to January 19, 2006. These changes reduced the exercise price of the warrants sold as a part of the October 2005 units from $4.00 to $3.00 and gave such investors the same investor protections and registration rights that were given to the January 19th investors.

As of March 16, 2006, the terms of the January 2006 unit offering were amended. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. Each unit retained the purchase price of $50,000 per share. Each of the purchasers of units on January 19, 2006 was issued 41,666 shares of common stock for no additional consideration pursuant to the anti-dilution rights provisions of the investment. These shares represent the "full-ratchet" anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, each of their warrants was amended to increase the number of shares issuable under such warrant by 20,833, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the Company's redemption right trading price threshold from $5.00 to $4.00 per share. The terms of the registration rights agreement were amended to extend the deadline for the filing and effectiveness of the registration statement to April 14, 2006 and June 28, 2006, respectively, and to amend certain other provisions.

As of April 13, 2006, the Company obtained the consent of the other investors who purchased units in the Company's October 2005 and January 2006 unit offerings prior to March 16, 2006 to reflect the amended terms of the offering as described above. This amendment also adjusts the units to be received upon the exercise of unit purchase options issued or to be issued in connection with the October 2005 and January 2006 unit offerings. In May 2006, the Company issued an aggregate of 523,983 shares to all investors in these offerings in connection with these amendments. These offerings were terminated as of May 12, 2006. From January 1, 2006 to June 30, 2006, excluding the units sold on January 19, 2006 and the subscriptions receivable recorded in 2005 as described in Note 4 above, the Company has sold 83.84 units in a number of separate transactions, representing an aggregate purchase price of $4,192,000.

Pursuant to the terms of the Company's engagement of placement agents for the October 2005 and January 2006 offerings, the Company has the obligation to pay to each placement agent cash compensation equal to 7% of the

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES gross proceeds received from investors introduced to the Company by the placement agent and to issue the unit purchase options described in the section entitled "Unit Purchase Options." With respect to sales made in these offerings between January 1, 2006 and June 30, 2006, the placement agents are entitled to receive four-year options to purchase approximately 5.82 units, with each unit consisting of 33,333 shares of common stock and four-year warrants to purchase 16,666 shares of common stock exercisable at $2.50 per share.

In June 2006, the Company commenced a private placement of its common stock to investors at a price of $1.50 per share. As of June 30, 2006, the Company sold an aggregate of 200,000 shares of common stock in this offering and received $279,000, net of offering expenses of $21,000.

OPTIONS

On January 3, 2006, the Company granted to one of its executive officers an option to purchase 300,000 shares of the Company's common stock at an exercise price of $2.78 per share. This option vests as follows: an option to purchase 50,000 shares shall vest on July 3, 2006, an option to purchase an additional 70,000 shares shall vest on January 3, 2007, an option to purchase an additional 100,000 shares shall vest on July 3, 2007 and the balance of the option shall vest on January 3, 2008. The option is contingent on continued employment and expires January 3, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $161,100 in connection with the issuance of this option.

On February 17, 2006, the Company granted to one of its executive officers an option under the Company's 2005 Equity Incentive Plan (the "Incentive Plan") to purchase 50,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option vests in full on February 16, 2007. The option is contingent on continued employment and expires February 17, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $36,896 in connection with the issuance of this option.

On February 17, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $2.67 per share. This option shall vest in four equal installments annually over each of the first four anniversary dates of the employee's employment with the Company. The option is contingent on continued employment and expires February 17, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $26,961 in connection with the issuance of this option.

On February 17, 2006, the Company granted to two of its employees options under the Incentive Plan to purchase in the aggregate 40,000 shares of the Company's common stock at an exercise price of $2.67 per share. These options vest in full on February 17, 2007. The options are contingent on continued employment and expire February 17, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $29,517 in connection with the issuance of these options.

On June 27, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 4,000 shares of the Company's common stock at an exercise price of $2.05 per share. This option vests in full on June 27, 2007. The options are contingent upon continued employment and expire June 27, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $68 in connection with the issuance of this option.

In accordance with SFAS No. 123R, the Company recorded $122,019 in stock-based compensation expense for the portion of options that were granted to employees and directors in 2005 and vested during the first six months of 2006.

WARRANTS

As part of the units sold in the Company's March 2005 unit offering, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. The warrants are exercisable by their holders at any time during the five-year period following their issuance. The Company may call the warrants for redemption if (a) a registration statement covering the shares underlying the warrants has been declared effective, and,
(b) during a period of 20 consecutive trading days (i) the average trading price of the Company's common stock exceeds $5.00 per share and (ii) the average trading volume of its common stock exceeds

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

50,000 shares. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances, a holder does not have the right to exercise any portion of the holder's warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. For the six months ended June 30, 2006, the Company issued 136,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $269,280, net of offering costs of $2,720.

As part of the units sold in the Company's January 2006 unit offering, as amended, during the six months ended June 30, 2006, the Company issued warrants to purchase in the aggregate approximately 1,713,931 shares of common stock at an exercise price of $2.50 per share (taking into consideration the amendments to the January 2006 unit offering described above). These warrants have substantially the same terms as the warrants issued in the Company's March 2005 unit offering, except that the trading price and volume thresholds for redemption under these warrants may vary depending on the specific terms of the warrant.

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

Pursuant to the terms of the Company's engagement of placement agents in connection with the October 2005 and January 2006 unit offerings, the Company has the obligation to pay to the placement agents at funding of an investment cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering, as amended. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents have received registration rights for all shares of common stock that may be issued under the unit purchase options and the underlying warrants. During the first six months ended June 30, 2006, the Company is obligated to issue to these placement agents options to purchase in the aggregate approximately 5.82 units. As of June 30, 2006, the Company has accrued non-cash offering costs of $283,430 equal to the total fair value of the Company's unit purchase option obligation.

NOTE 9 - INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2006 and 2005 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 - MAJOR CUSTOMER

The Company's largest customer accounted for $52,801 and $71,544 in gross sales for the six months ended June 30, 2006 and 2005, respectively, or 24.7% and 32.8% of the Company's gross sales during each of those respective periods. No net sales or accounts receivable were recorded as a result of gross sales to this customer during the six months ended June 30, 2006 and 2005. Net sales consist of gross product sales, net of product returns, costs associated with temporary price reductions and co-operative advertising expenses.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Except for the commitments and contingencies described elsewhere herein, the following are the Company's material commitments and contingencies as of June 30, 2006:

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

In June 2006, the Company engaged a firm to provide the Company with investor and public relations services. The agreement is terminable by either party at any time. The Company agreed to pay this firm a monthly fee of $17,500 in cash. Additionally, upon execution of the agreement, the Company agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares shall vest on the six-month anniversary of the agreement and the remaining 100,000 shares shall vest on the 12-month anniversary of the agreement, subject in each case to the firm remaining engaged by the Company under the terms of the agreement on the vesting date. Until vesting, the firm is not entitled to receive these shares and cannot assign, exchange, pledge, gift, transfer or otherwise encumber or dispose of them. As of June 30, 2006, in accordance with EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company accrued an expense of $30,477 in connection with these obligations.

The Company's $300,000 line of credit and $475,000 term loan with Wachovia Bank expired on April 28, 2006. The term loan was paid in full at or prior to maturity and the line of credit has been extended to April 28, 2007. As of June 30, 2006, no amounts were outstanding under the line of credit and it remains available to be reborrowed in full. See Note 7.

Pursuant to the terms of the Company's engagement of placement agents in connection with the October 2005 and January 2006 unit offerings, the Company has the obligation to pay to the placement agents at funding of an investment cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchase by such investors. See "Unit Purchase Options" in Note 8. During the first six months ended June 30, 2006, the Company is obligated to issue to these placement agents options to purchase in the aggregate approximately 5.82 units. As of June 30, 2006, the Company has accrued non-cash offering costs of $283,430 equal to the total fair value of the Company's unit purchase option obligation.

NOTE 12 - SUBSEQUENT EVENTS

On July 7, 2006, Synova Healthcare entered into a distribution agreement with QuantRx Biomedical Corporation ("QuantRx"). The distribution agreement grants to Synova Healthcare the exclusive right to distribute in North America certain of QuantRx's hemorrhoid treatment products. Upon execution of the agreement, Synova Healthcare paid to QuantRx a non-refundable fee of $500,000. The initial term of the distribution agreement, unless earlier terminated in accordance with the terms of the distribution agreement, is five years after the first day of the month immediately following the first shipment of products by Synova Healthcare to its customers, which first shipment will occur on or before November 1, 2006. The distribution agreement will automatically renew thereafter for successive one-year periods unless either party gives notice of termination no later than 60 days prior to expiration of the then-current term. Under the terms of the distribution agreement, QuantRx is required to supply Synova Healthcare with the requested amount of products, and Synova Healthcare is required to order certain minimum quantities of the products. Synova Healthcare's failure to meet such minimum order requirements will give QuantRx the right to elect to render the distribution agreement non-exclusive or to terminate the distribution agreement altogether prior to the end of a term.

                 SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

In July 2006, the Company commenced an offering of up to $2,000,000 in aggregate principal amount of convertible bridge notes and related warrants. The convertible bridge notes are unsecured obligations of the Company, are being sold at 100% of principal amount and bear interest at 12% per year. All principal and unpaid and accrued interest under the convertible bridge notes will be due and payable upon the earlier of (i) 180 days from the original issuance date of the convertible bridge notes or (ii) the first date on which funds are advanced to the Company or any affiliate pursuant to any sale of the Company's securities resulting in gross proceeds to the Company of at least $15 million. The convertible bridge notes are convertible into common stock at a conversion price of $2.00 per share, subject to adjustment.

Simultaneous with the delivery of convertible bridge notes to an investor, the Company must also issue to such investor warrants to purchase a number of shares of common stock equal to 30% of the principal amount of Notes purchased by the investor divided by $3.00, subject to adjustment as provided in the warrant. Each warrant has an exercise price of $3.00 per share, subject to adjustment, and expires two years after the date of issuance. As of August 2, 2006, the Company received $567,000 in proceeds from the sale of $600,000 in aggregate principal amount of the convertible bridge notes and warrants, net of offering expenses of $33,000.

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

FORWARD-LOOKING INFORMATION

          Except for the historical information presented herein, the matters discussed in this Quarterly Report contain "forward-looking statements" that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "intends," "scheduled," "future," "potential," "continue," "estimates," "hopes," "goal," "objective," "expects," "may," "should," "could" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in this section and elsewhere throughout this quarterly report, as well as the risks and uncertainties described in our Registration Statement on Form SB-2 (File No. 333-123498), as declared effective by the Securities and Exchange Commission (the "SEC") on May 22, 2006, as amended (the "Registration Statement"). The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report, in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Registration Statement, and in our other reports filed with the Securities and Exchange Commission, that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

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

          In February 2005, the Company commenced a private offering of units to raise up to an aggregate of $3,500,000. Each unit consists of 50,000 shares of our common stock and a warrant to purchase 40,000 shares of our common stock, and was sold for a purchase price of $50,000 per unit. The warrants are exercisable at $2.00 per share and, subject to certain rights the Company has to call the redemption of the warrants, expire five years from the date of issuance. The unit offering closed on March 22, 2005, raising an aggregate of $3,500,000 by selling an aggregate of 70 units. In connection with this private offering, the Company agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. The registration statement filed for this purpose was first declared effective by the SEC on August 12, 2005, and a post-effective amendment to this registration statement was declared effective on May 22, 2006. The primary purpose of the merger and unit offering structure was to enable the Company to raise funds that it would initially need to develop and grow its business.

          In October 2005, we commenced a second offering of units to raise up to an aggregate of $7,000,000. Each unit consisted of 25,000 shares of our common stock and warrants to purchase 12,500 shares of our common stock, and was sold at a purchase price of $50,000 per unit. These warrants were exercisable at $4.00 per share, and subject to our right to call the redemption of the warrants under certain conditions, had a term of two years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. The terms of this offering have been modified as described in " - Liquidity and Capital Resources
- Capital Resources." This offering was terminated on May 12, 2006.

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

          We currently market and sell under the brand names MenoCheck(R) and MenocheckPro(R) in-home and in-office non-invasive diagnostic tests used to detect and diagnose the onset of menopause. In the second quarter of 2006, we expanded our product portfolio by introducing Fem-V(TM), a non-invasive diagnostic test designed to assist women in detecting and diagnosing the presence of vaginal infections. We are also jointly developing with BioPad Ltd. a non-invasive fetal monitor for expectant mothers. Furthermore, in 2006 we have signed distribution agreements with other medical device manufacturers to develop for us additional products to expand our women's health care line. We continue to identify and develop additional non-invasive diagnostic product opportunities, and we are committed to building a portfolio of these products.

          We distribute and sell our over-the-counter, or OTC, products to retail customers through drug stores, grocery stores and other retail outlets. Our point of care, or POC, products are also distributed to patients by medical professionals through medical supply companies. We presently market and sell our products only in the United States.

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

          Fem-V(TM). In the second quarter of 2006, we began to distribute and sell the Fem-V(TM) Vaginal Infection Test. This product is a convenient, easy-to-use non-invasive self-test for women who believe their vaginal discharge to be abnormal and who suspect the presence of a vaginal infection. Fem-V(TM) has been developed in a convenient pantiliner design, with a removable diagnostic test strip. This test is intended to give an initial indication regarding the potential causes of abnormal vaginal discharge and assists women in determining whether a doctor visit is required, or whether an over-the-counter treatment may be considered for the treatment of the symptoms.

     New Business Development

          The ongoing introduction of new products and the expansion of our product portfolio is a key strategic objective for us, and is considered critical to our long-term success. All of our net sales for 2005, and approximately 92% of our net sales during the first six months of 2006, were derived from sales of our MenoCheck(R) and MenocheckPro(R) products. We believe that, in order to be successful, we must develop additional products for sale through our points of distribution. Therefore, a substantial amount of management time and effort was expended in the first six months of 2006, and will be spent in the future, to enter into distribution agreements with companies that develop or manufacture products that are consistent with our strategy. As a result of our efforts, through June 30, 2006, we entered into the following distribution agreements with respect to products we intend to develop and market in the future:

               o BioPad Ltd.: We and BioPad Ltd., an early stage Israeli research and development company, have agreed to jointly develop a non-invasive fetal monitoring medical device. We will be the exclusive distributor of this product in the United States, Canada and Mexico. We also hold a right of first offer in all other global geographic territories.

                    In connection with this distribution agreement, on January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of BioPad on a fully-diluted basis, excluding options to purchase up to 10% of BioPad's ordinary shares that may be granted to employees of BioPad, for $2.63 million in cash. The cash purchase price was paid in several installments into an escrow account, with the final installment of approximately $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to BioPad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

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

               o QuantRx Biomedical Corporation. Formerly known as A-Fem Medical Corporation, QuantRx, as an outsourced development partner, is developing certain products on our behalf that we expect will allow us to expand our non-invasive diagnostic portfolio in the women's health care industry. QuantRx has access to proprietary technology and the manufacturing capacity to rapidly develop and efficiently produce non-invasive diagnostic tests for both the OTC and POC distribution channels. In the third quarter of 2006, we entered into a distribution agreement with QuantRx giving us, for a period of approximately five years, the exclusive right to distribute, market and sell an OTC product designed to treat and provide relief from hemorrhoids. Upon signing this agreement, we paid QuantRx a non-refundable cash fee of $500,000.

               o Ovulation Tester, LLC. In the third quarter of 2006, we entered into a distribution agreement with Ovulation Tester, LLC to market and sell its ovulation testing products.

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

          Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices and is stated at the lower of cost -- determined by the first-in, first-out method -- or market. An allowance has been provided for expired product and product which will expire within 120 days from June 30, 2006.

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

          Impairment of Long-Term Investments. Beginning in fiscal year 2006, we will evaluate our long-term investment, namely our interest in BioPad, for impairment on an annual basis or more frequently if required. The impairment, if any, is measured by the difference between the carrying amount of this investment and its fair value, based on the best information available, including discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of our long-term investments are affected by factors such as the ongoing financial performance of the investment and additional capital raises by the investee, as well as general changes in the economy. We did not have any investments that required an evaluation for impairment as of June 30, 2006.

          Advertising Expenses. Advertising costs are expensed as incurred. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, prepaid advertising represents advertising distribution and monitoring costs with respect to advertisements in various media that have not yet aired.

          We treat temporary price reduction programs, or TPRs, merchandising fees, co-operative advertising and slotting expenses as a reduction to our gross sales. We record the liability for temporary price reduction expenses when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to us in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, if the TPR recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

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

          As of January 1, 2006, SFAS No. 123 (revised 2004), Share-Based Payment, has eliminated our ability to account for stock-based compensation transactions effected after January 1, 2006 using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires instead that such transactions be accounted for using a fair-value-based method. See Note 3 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

          Net Sales. The following table sets forth information regarding our total gross and net sales for the three months ended June 30, 2006 and 2005 categorized by customer type and on an aggregate basis.

                      GROSS AND NET SALES BY CUSTOMER TYPE

                                                      FOR THE THREE MONTHS ENDED
                                                               JUNE 30,
                                                      --------------------------
                                                            2006       2005
                                                          --------   --------
OTC SALES:
Gross OTC sales....................................       $ 87,854   $102,725
Less:
   Damages and other returns.......................         20,655     19,657
   Co-operative advertising........................         14,404     53,011
   Coupons, rebates and Promotions.................            186      1,175
                                                          --------   --------
Net OTC sales......................................       $ 52,609   $ 28,882
                                                          ========   ========
POC SALES:
Gross POC sales....................................       $ 17,360   $ 35,550
Less:
   Damages and other returns.......................            159         30
                                                          --------   --------
Net POC sales......................................       $ 17,201   $ 35,520
                                                          ========   ========
TOTAL SALES:
Gross Sales........................................       $105,214   $138,275
Net Sales..........................................       $ 69,810   $ 64,402

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased $5,408 or 8.4%, to $69,810 for the three months ended June 30, 2006, from $64,402 for the three months ended June 30, 2005.

          Our net sales from the three months ended June 30, 2005 to the same period in 2006 distinguished by customer type were as follows:

                    OTC. Net OTC sales increased by $23,727, or 82.1%, to $52,609 for the three months ended June 30, 2006, from $28,882 for the three months ended June 30, 2005. The increase resulted primarily from a smaller amount of co-operative advertising expense associated with such sales, partially offset by lower gross sales due to delays in the shipment of product from one of our suppliers in the second quarter of 2006.

                    POC. Net POC sales decreased by $18,319, or 51.6%, to $17,201 for the three months ended June 30, 2006, from $35,520 for the three months ended June 30, 2005. POC sales were higher in the 2005 period due to a decrease in the 2006 period in the amount of products ordered by the largest distributor of POC products following the distributor's initial order from us in 2005.

          Cost of Net Sales. Cost of net sales increased by $11,660, or 43.3%, to $38,617 for the three months ended June 30, 2006, from $26,957 for the three months ended June 30, 2005. Cost of net sales as a percentage of net sales increased to 55.3% for the three months ended June 30, 2006, from 41.9% for the three months ended June 30, 2005. The increase in cost of net sales as a percentage of net sales was the result of costs associated with an increase in inventory reserves caused by a decrease in inventory turnover during the period.

          Selling and Marketing Expenses. Selling and marketing expenses increased by $612,478, or 130%, to $1,084,144 for the three months ended June 30, 2006, from $471,666 for the three months ended June 30, 2005. The increase in selling and marketing expenses from period to period reflected an increase in advertising initiatives directed at the OTC market, including an increase in public relations, Internet marketing, product research and marketing research expense.

          Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses increased $320,544, or 184%, to $494,628 for the three months ended June 30, 2006, from $174,084 for the three months ended June 30, 2005. This increase resulted primarily from our increase in our headcount to eight full-time employees by June 30, 2006, including the hiring of two executive officers and two additional officers, as compared to four full-time employees at June 30, 2005, as well as from the recognition as personnel expenses of the fair value of equity compensation issued to our employees during the three months ended June 30, 2006 that we were required to expense under SFAS No. 123R. This stock-based compensation expense totaled $196,612 for the three months ended June 30, 2006 and was recognized in connection with the grant of options to certain of our executive officers and key employees. Because we were not required to adopt SFAS No. 123R until January 1, 2006, we did not incur any stock-based compensation expense during the three months ended June 30, 2005.

          General and Administrative Expenses. General and administrative expenses increased $466,450, or 308%, to $617,952 for the three months ended June 30, 2006, from $151,502 for the three months ended June 30, 2005. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with being a public company, including the preparation of quarterly and annual reports and registration statements and the audit of our 2005 financial statements, (ii) operating and administrative costs associated with our increased headcount, and (iii) accrued penalties incurred under certain of our registration rights agreements.

          Operating Loss. Our operating loss increased by $1,405,724, or 185%, to $2,165,531 for the three months ended June 30, 2006, from $759,807 for the three months ended June 30, 2005. Most of this increase in our operating loss was attributable to the increase in selling and marketing expenses, personnel expenses and general and administrative expenses discussed above, as well as the recognition of stock-based compensation expense for options granted during the three months ended June 30, 2006 in accordance with SFAS No. 123R.

          Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in BioPad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by BioPad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $133,855 for the three months ended June 30, 2006, which represented 25% of BioPad's quarterly loss of $348,565 along with amortization of intangible assets. We did not recognize any expense for the three months ended June 30, 2005 because we did not account for this interest in BioPad under the equity method until we completed the acquisition of BioPad in the first quarter of 2006.

          Net Loss. Our net loss increased by $1,535,224, or 201%, to $2,298,764 for the three months ended June 30, 2006, from $763,540 for the three months ended June 30, 2005. This increase occurred primarily as a result of the increase in our operating loss from period to period, as well as the recognition of loss associated with our investment in BioPad.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

          Net Sales. The following table sets forth information regarding our total gross and net sales for the six months ended June 30, 2006 and 2005 categorized by customer type and on an aggregate basis.

                      GROSS AND NET SALES BY CUSTOMER TYPE

                                                        FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                             2006       2005
OTC SALES:                                                 --------   --------
Gross OTC sales......................................      $181,058   $175,311
Less:
   Damages and other returns.........................        48,734     22,511
   Co-operative advertising..........................        48,755    126,678
   Coupons, rebates and Promotions...................           952      1,175
                                                           --------   --------
Net OTC sales........................................      $ 82,617   $ 24,947
                                                           ========   ========
POC SALES:
Gross POC sales......................................      $ 32,755   $ 43,050
Less:
   Damages and other returns.........................           609         30
                                                           --------   --------
Net POC sales........................................      $ 32,146   $ 43,020
                                                           ========   ========
TOTAL SALES:
Gross Sales..........................................      $213,813   $218,361
Net Sales............................................      $114,763   $ 67,967

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased $46,796, or 68.9%, to $114,763 for the six months ended June 30, 2006, from $67,967 for the six months ended June 30, 2005.

          Our net sales from the first six months of 2005 to the same period in 2006 distinguished by customer type were as follows:

                    OTC. Net OTC sales increased by $57,670, or 231%, to $82,617 for the six months ended June 30, 2006, from $24,947 for the six months ended June 30, 2005. The increase resulted primarily from an increase in our gross sales from period to period and a smaller amount of co-operative advertising expense associated with such sales, partially offset by an increase in damages and returns from period to period.

                    POC. Net POC sales decreased by $10,874, or 25.3%, to $32,146 for the six months ended June 30, 2006, from $43,020 for the six months ended June 30, 2005. Net sales during the first six months of 2005 were higher than the same period in 2006 due to a decrease in the amount of products ordered by the largest distributor of POC products following the distributor's initial order from us in 2005, offset by additional net sales generated through new POC distributors during the first six months of 2006.

          Cost of Net Sales. Cost of net sales increased by $19,407, or 44.0%, to $63,356 for the six months ended June 30, 2006, from $43,949 for the six months ended June 30, 2005. Cost of net sales as a percentage of net sales decreased to 55.2% for the six months ended June 30, 2006 from 64.7% for the six months ended June 30, 2005. The decrease in cost of net sales as a percentage of net sales was the result of increasing gross sales and decreasing co-operative advertising costs associated with such gross sales, which advertising costs are subtracted from gross sales to arrive at net sales.

          Selling and Marketing Expenses. Selling and marketing expenses increased by $1,184,660, or 123%, to $2,144,573 for the six months ended June 30, 2006, from $959,913 for the six months ended June 30, 2005. The increase in selling and marketing expenses reflected an increase in advertising research initiatives directed at the OTC market, including an increase in public relations, Internet marketing, product and marketing research expense for new products.

          Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses increased $671,749, or 226%, to $968,587 for the six months ended June 30, 2006, from $296,838 for the six months ended June 30, 2005. This increase resulted primarily from our increase in our headcount to eight full-time employees by June 30, 2006, including the hiring of two executive officers and two additional officers, as compared to four full-time employees at June 30, 2005, as well as from the recognition as personnel expenses of the fair value of equity compensation issued to our employees during the six months ended June 30, 2006 that we were required to expense under SFAS No. 123R. This stock-based compensation expense totaled $360,621 for the six months ended June 30, 2006 and was recognized in connection with the grant of options to certain of our executive officers and key employees. Because we were not required to adopt SFAS No. 123R until January 1, 2006, we did not incur any stock-based compensation expense during the six months ended June 30, 2005.

          General and Administrative Expenses. General and administrative expenses increased $489,216, or 102%, to $968,521 for the six months ended June 30, 2006, from $479,305 for the six months ended June 30, 2005. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with being a public company, including the preparation of quarterly and annual reports and registration statements and the audit of our 2005 financial statements, (ii) operating and administrative costs associated with our increased headcount,
(iii) stock-based compensation required to be expensed under SFAS No. 123R in connection with the grant of options to certain of our directors in the second quarter of 2005, and (iv) accrued penalties incurred under certain of our registration rights agreements.

          Operating Loss. Our operating loss increased by $2,318,236, or 135%, to $4,030,274 for the six months ended June 30, 2006, from $1,712,308 for the six months ended June 30, 2005. Most of this increase in our operating loss was attributable to the increase in selling and marketing expenses, general and administrative expenses and personnel expenses discussed above, as well as the recognition of stock-based compensation expense for options granted during the six months ended June 30, 2006 in accordance with SFAS No. 123R.

          Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in BioPad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by BioPad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $246,119 for the six months ended June 30, 2006, which represented 25% of BioPad's year-to-date loss of $610,771. We did not recognize any expense for the six months ended June 30, 2005 because we did not account for this interest in BioPad under the equity method until we completed the acquisition of BioPad in the first quarter of 2006.

          Net Loss. Our net loss increased by $2,631,909, or 152%, to $4,360,859 for the six months ended June 30, 2006, from $1,728,950 for the six months ended June 30, 2005. This increase occurred primarily as a result of the increase in our operating loss and interest expense from period to period, as well as the recognition of loss associated with our investment in BioPad.

LIQUIDITY AND CAPITAL RESOURCES

          Cash on Hand. As of June 30, 2006, we had $118,738 in cash on hand compared to $825,308 in cash on hand as of June 30, 2005. Of the $118,738 cash on hand as of June 30, 2006, however, $71,588 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with our lease of our principal executive offices. The decrease in cash on hand of $706,570 from June 30, 2005 resulted from our repayment of debt and cash used in our operating and investing activities, offset by net proceeds received from our unit offerings and exercises of common stock purchase warrants.

          Cash Used in Operating Activities. Our operating activities used $2,199,784 in cash for the six months ended June 30, 2006, as compared to $2,034,112 in cash used in our operating activities for the six months ended June 30, 2005. This differential was primarily attributable to our increase in net loss from period to period, offset by:

               o increases in accounts payable and accrued expenses of $1,564,552 due to corporate public relations initiatives, marketing expenses associated with our MenoCheck(R) and Fem-V(TM) products, increased legal and accounting expenses, and registration rights agreement penalties;

               o the recognition of $376,561 in stock-based compensation as a result of our adoption of SFAS No. 123R as of January 1, 2006;

               o the recognition of $246,119 representing our equity in the loss of BioPad on our financial statements during the first six months of 2006;

               o an increase in inventory of $189,054 related to the rollout of our Fem-V(TM) product in the second quarter of 2006; and

               o an increase in accounts receivable of $24,891 due to higher net sales during the first six months of 2006 as compared to 2005.

          Cash Used in Investing Activities. For the six months ended June 30, 2006, we used cash of $1,899,180 in our investing activities. Most of this expense was attributable to our investment in BioPad in the first quarter of 2006. We also invested in computer and office equipment for our personnel during the first quarter of 2005 and 2006.

          Cash Provided by Financing Activities. Financing activities provided cash of $4,013,126 for the six months ended June 30, 2006, compared to $2,853,333 in cash provided for the six months ended June 30, 2005. The increase in financing activity cash occurred primarily because of our capital raising activities in the first quarter of 2006. During the six months ended June 30, 2006, we received $3,654,291 in net proceeds for the issuance of units in our October 2005 and January 2006 unit offerings, and $269,290 of net proceeds pursuant to the exercise of warrants. We used the net proceeds from these capital raising efforts to repay $200,000 outstanding under our line of credit and $711,085 of other loans payable during the six months ended June 30, 2006.

          Capital Resources. As of June 30, 2006, our working capital deficit was $2,292,948, which was an increase in this deficit of $1,150,654 from a working capital deficit of $1,142,294 as of December 31, 2005. This increase in working capital deficit is primarily a result of the losses incurred for the six months ended June 30, 2006 and our investment in BioPad.

          In January 2006, we sold $500,000 of units consisting of 25,000 shares of our common stock and a warrant to purchase 12,500 shares of our common stock with a purchase price of $50,000 per unit. These warrants were exercisable at $3.00 per share, and, and subject to certain rights we have to call the redemption of the warrants, had a term of five years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As a result of this offering, we amended the terms of the securities sold in the October 2005 unit offering to match substantially all of the terms of the units sold to the investors in January 2006.

          On March 16, 2006, we amended the terms of the units we sold in January 2006. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. The purchasers of units in January 2006 were issued in the aggregate 83,332 shares of common stock for no additional consideration. These shares represent a "full-ratchet" anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, the warrants subscribed for by these purchasers were amended to increase the number of shares issuable under them by an aggregate of 41,666, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the redemption right trading price threshold from $5.00 to $4.00 per share. In April 2006, we amended the terms of the offering for all other investors who purchased units in the October 2005 and January 2006 offerings prior to March 2006 to reflect these amended terms, and issued an aggregate of 523,983 shares to these investors in connection with this amendment.

          As part of the units sold in the February 2005 unit offering, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. For the six months ended June 30, 2006, we issued 136,000 shares of common stock in exchange for warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $269,280, net of offering costs of $2,720.

          On March 28, 2006, and under the terms of the January 2006 unit offering as amended on March 16, 2006, we sold 30 units to an investor in a private placement at a purchase price of $50,000 per unit, amounting to gross cash proceeds of $1.5 million from this investment. We have entered into a registration rights agreement with this investor that requires us to file a registration statement by April 14, 2006 covering the resale of the shares of common stock purchased by the investor and underlying these warrants, which registration statement was ultimately filed with the SEC on May 12, 2006. We are also required to use best efforts to cause this registration statement to be effective by June 28, 2006. As of June 30, 2006, this had not occurred. From January 1, 2006 to May 12, 2006 (the termination date of this offering), excluding the units sold in January 2006, we sold 83.84 units in a number of separate transactions in this offering, representing aggregate gross proceeds of $4,192,000.

          In April 2005, we secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan bore interest at a rate of 5.25% per year and expired on April 28, 2006, at which time it was paid in full. The line of credit expires April 28, 2007 and bears interest at Wachovia Bank's prime rate, plus .50%, which as of June 30, 2006 was equal to 8% per year. There are no financial covenants associated with the line of credit. The line of credit is secured and collateralized with a money market account and certain other of our assets and is guaranteed by Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer.

          We estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until September 30, 2006. We expect that we will need additional debt or equity financings or arrange for alternative sources of temporary or permanent financing to meet our liquidity requirements beyond September 30, 2006. See " - Going Concern and Plan of Operations" below. We presently believe that we can raise additional capital as needed to support operations for the immediate future. There can be no assurances that the proceeds from capital transactions will continue to be available, that our net sales will increase to assist with our cash needs, that a sufficient amount of our securities can or will be sold, or that any of our common stock purchase warrants will be exercised to fund our operating needs.

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

          Since we have not generated sufficient revenues from operations to meet our operating expenses, we have historically financed our operations primarily through issuances of equity and the proceeds of our debt instruments. In the past, we have also sought to alleviate our cash needs by relying on the issuance of stock, options and warrants to fund certain operating costs, including consulting and professional fees. Throughout the remainder of 2006, we will continue to require additional capital for our working capital needs and to fund our operations. These funds may not be available in sufficient amounts or at all. Our operations and success in 2006 is dependent in substantial part upon obtaining further financing, and these conditions raise substantial doubt about our ability to continue as a going concern.

          We believe that we will be able to raise additional capital as needed to support operations. In support of this view, management has been fully engaged in locating sources of capital, and since January 1, 2006, we have raised approximately $4.8 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. We also received in the first six months of 2006 net proceeds of $269,290 from the exercise of common stock purchase warrants.

          We are in the process of attempting to obtain long-term debt or equity financing. While we believe we can obtain this financing on terms acceptable to us, if we are not successful in finding permanent debt or equity financing, we will need to expend significant efforts to find other short-term sources of capital to meet our ongoing operating and business expenses. We are also focusing on opportunities to increase our net sales while seeking to manage our operating expenses in an attempt to preserve as much as practical our available cash resources. If we are unable to raise sufficient long-term or short-term capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

          Contractual Obligations. We lease office space under a lease that expires on November 30, 2011. Future minimum annual rent obligations as of June 30, 2006 were as follows:

               YEAR              MINIMUM ANNUAL LEASE PAYMENT
------------------------------   ----------------------------
2006..........................             $ 91,320
2007..........................               93,485
2008..........................               95,649
2009..........................               97,813
2010..........................               99,977
2011..........................               93,628
                                           --------
   Total......................             $571,872
                                           ========

          Our $300,000 line of credit and $475,000 term loan with Wachovia Bank expired on April 28, 2006. The term loan was paid in full at or prior to maturity and the line of credit has been extended to April 28, 2007. As of June 30, 2006, no amounts were outstanding under the line of credit.

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

          In June 2006, we engaged a firm to provide us with investor and public relations services. The agreement is terminable by either party at any time. We agreed to pay this firm a monthly fee of $17,500 in cash. Additionally, upon execution of the agreement, we agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares will vest on the six-month anniversary of the agreement and the remaining 100,000 shares will vest on the 12-month anniversary of the agreement, subject in each case to the firm remaining engaged by us under the terms of the agreement on the vesting date. Until vesting, the firm is not entitled to receive these shares and cannot assign, exchange, pledge, gift, transfer or otherwise encumber or dispose of them. For the six months ended June 30, 2006, we accrued an expense of $30,477 in connection with these shares.

          Pursuant to the terms of our engagement of placement agents in connection with the January 2006 unit offering, we have the obligation to pay to the placement agents, upon the funding of an investment, cash compensation equal to 7% of the gross proceeds received from investors introduced to us by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents will receive registration rights for all shares of common stock that may be issued under the unit purchase options. As of June 30, 2006, the Company has accrued non-cash offering costs of $338,730 for these unpaid obligations with respect to the January 2006 unit offering.

          As of June 30, 2006, the Company had no other material commitments or obligations.

          Off-Balance Sheet Items. The Company had no off-balance sheet items as of June 30, 2006.

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

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15a-15(e), as of June 30, 2006. Based upon the June 30, 2006 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC's rules and forms. Our officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e).

          Other than as stated above, there has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Listed below are sales of unregistered securities effected by the Company during the second quarter of 2006, except for issuances previously reported on Form 8-K.

               o On June 7, 2006, one of our directors exercised a warrant to purchase 8,750 shares of our common stock at an exercise price of $0.011 per share and received from us 8,750 shares of common stock pursuant to such exercise.

               o Pursuant to the terms of our engagement of placement agents for the January 2006 unit offering, we are obligated to issue to our placement agents an option to purchase in the aggregate approximately 5.82 units, with each unit consisting of 33,333 shares of common stock and warrants to purchase 16,666 shares of common stock exercisable at $2.50 per share.

               o In June 2006, we commenced a private placement of common stock to investors at a price of $1.50 per share. As of June 30, 2006, we sold an aggregate of 200,000 shares of common stock in this offering.

               o On June 27, 2006, we granted an option to one of our employees to purchase up to 4,000 shares of common stock at an exercise price of $2.05 per share. This option was granted under our 2005 Equity Incentive Plan and vests in full on June 27, 2007. The option is contingent on continued employment and expires on June 27, 2016.

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

ITEM 6. EXHIBITS.

Exhibit
No.       Description
-------   ----------------------------------------------------------------------
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

4.8 Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (4)

4.9 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
          (4)

4.10 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
          (4)

4.11 Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering. (5)

4.12 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's October 2005 unit offering. (5)

4.13 Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering. (5)

4.14 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.15 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering. (6)

4.16 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.17 Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.18 Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering. (6)

4.19 Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.20 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.21 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.22 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.23 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company's January 2006 unit offering.

10.1 Letter of Agreement dated June 12, 2006 by and between Synova Healthcare Group, Inc. and The Investor Relations Group Inc.

10.2 Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's June 2006 common stock offering.

31.1 Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2 Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1      Section 1350 Certification of the Chief Executive Officer.

32.2      Section 1350 Certification of the Chief Financial Officer.

----------
+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

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

                                        SYNOVA HEALTHCARE GROUP, INC.


                                        By: /s/ Stephen E. King
                                            ------------------------------------
                                            Stephen E. King
                                            Chairman and Chief Executive Officer

Date: August 14, 2006

                                            /s/ Stephen E. King
                                            ------------------------------------
                                            Stephen E. King
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 14, 2006

                                            /s/ Robert L. Edwards
                                            ------------------------------------
                                            Robert L. Edwards
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
No.       Description
-------   -----------
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

4.8 Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (4)

4.9 Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
          (4)

4.10 Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.
          (4)

4.11 Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering. (5)

4.12 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's October 2005 unit offering. (5)

4.13 Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's October 2005 unit offering. (5)

4.14 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.15 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering. (6)

4.16 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.17 Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.18 Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering. (6)

4.19 Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering. (6)

4.20 Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.21 Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.22 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's January 2006 unit offering, as amended in April 2006. (6)

4.23 Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company's January 2006 unit offering.

10.1 Letter of Agreement dated June 12, 2006 by and between Synova Healthcare Group, Inc. and The Investor Relations Group Inc.

10.2 Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company's June 2006 common stock offering.

31.1 Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2 Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1      Section 1350 Certification of the Chief Executive Officer.

32.2      Section 1350 Certification of the Chief Financial Officer.

----------
+ The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

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