Form 10QSB
period 2006-09-30
Synova Healthcare Group Inc
filed 2006-11-20
CIK 1316826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-51492

SYNOVA HEALTHCARE GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1951171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063

(Address of principal executive offices)

(610) 565-7080

(Issuer’s telephone number)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2006, the number of outstanding shares of common stock, par value $.001 per share, of Synova Healthcare Group, Inc. was 17,686,780.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☑

SYNOVA HEALTHCARE GROUP, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$113,764	$20,491
Restricted cash	72,034	184,085
Accounts receivable	62,719	52,185
Private placement subscription receivable	—	450,000
Inventory	504,357	73,178
Prepaid expenses	53,287	122,770
Deferred loan costs	97,362	69,342
Deposits – current	91,667	125,000

Total Current Assets	$995,190	$1,097,051

Property and equipment, net of accumulated depreciation of $28,266 and $19,109 as of September 30, 2006 and December 31, 2005	$109,813	$35,231
Deposits – long-term	408,333
Investment	2,316,958	807,944

Total Assets	$3,830,294	$1,940,226

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Line of credit	$277,000	$200,000
Loans payable	1,000,000	711,085
Accounts payable	2,041,643	922,742
Accrued expenses	1,432,733	405,518

Total Current Liabilities	$4,751,376	$2,239,345

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares outstanding	$—	$—
Common stock, $0.001 par value:
150,000,000 shares authorized; 17,686,780 and 13,738,566 shares issued and outstanding at September 30, 2006 and December 31, 2005	17,687	13,739
Common stock subscribed, net of offering costs	—	387,000
Additional paid in capital	12,330,733	6,314,898
Accumulated deficit	(13,269,502)	(7,014,756)

Total Stockholders’ Equity (Deficit)	$(921,082)	$(299,119)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,830,294	$1,940,226

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005
	(unaudited)	(unaudited)
Net sales	$35,594	$58,904

Operating Expenses:
Cost of net sales	81,587	34,801
Selling and marketing	208,268	370,542
Personnel expenses, including stock-based compensation expense of $185,285 for the three months ended September 30, 2006	497,410	162,095
General and administrative	966,133	460,963

Total Operating Expenses	1,753,398	1,028,401

Operating Loss	1,717,804	969,497

Other Income (Expenses):
Interest income	1,545	2,391
Interest expense	(52,761)	(30,841)
Equity in loss of unconsolidated affiliate	(124,867)	—

Total Other Expenses	(176,083)	(28,423)

Net Loss	$(1,893,887)	$(997,920)

Basic and diluted net loss per share	$(0.11)	$(0.08)

Basic and diluted weighted average number of shares	17,539,447	12,937,952

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)
Net sales	$150,357	$126,871

Operating Expenses:
Cost of net sales	144,943	78,750
Selling and marketing	2,352,841	1,330,455
Personnel expenses, including stock-based compensation expense of $545,306 for the nine months ended September 30, 2006	1,465,997	458,933
General and administrative, including stock-based compensation expense of $16,540 for the nine months ended September 30, 2006	1,934,654	940,268

Total Operating Expenses	5,898,435	2,808,406

Operating Loss	(5,748,078)	(2,681,535)

Other Income (Expenses):
Interest income	4,666	13,210
Interest expense	(140,348)	(58,545)
Equity in loss of unconsolidated affiliate	(370,986)	—

Total Other Expenses	(506,668)	(45,335)

Net Loss	$(6,254,746)	$(2,726,870)

Basic and diluted net loss per share	$(0.38)	(0.22)

Basic and diluted weighted average number of shares	16,567,429	12,429,059

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:

Net loss	$(6,254,746)	$(2,726,870)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred loan cost	31,038	21,778
Allowance for inventory reserves	(75,918)	—
Depreciation and amortization	9,157	6,124
Issuance of common stock for services	7,674	15,000
Issuance of warrants for services	—	241,400
Issuance of options for compensation	561,846	—
Equity in loss of unconsolidated affiliate	370,986	—
Changes in assets and liabilities, net of effect of merger:
(Increase) decrease in assets
Accounts receivable	(10,534)	(109,076)
Inventory	(355,261)	(28,626)
Prepaid expenses and other current assets	10,425	(30,472)
Deposits	(375,000)	—
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,146,116	(163,871)

Net cash used in operating activities	$(3,934,217)	$(2,774,613)

Cash flows from investing activities:
Investment in BioPad	(1,880,000)	(247,937)
Cash acquired in merger	—	89
Purchases of property and equipment	(83,739)	(4,467)

Net cash used in investing activities	$(1,963,739)	$(252,315)

Cash flows from financing activities:
Proceeds from loans	$1,000,000	$930,102
Proceeds from (payment of) line of credit	77,000	(477,275)
Repayment of loan payable	(711,085)	—
Proceeds from issuance of common stock, net of offering costs	5,513,263	2,933,100

Net cash provided by financing activities	$5,879,178	$3,385,927

Net increase (decrease) in cash	(18,778)	358,999
Cash at the beginning of the period	204,576	10,554

Cash at the end of the period	$185,798	$369,553

Supplemental schedule of cash flows:
Cash paid during the period for interest	$39,968	$32,641
Supplemental schedule of non-cash financing:
Warrants issued for deferred interest on loans	$128,400	$196,000

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2006

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
BALANCE AT DECEMBER 31, 2005	13,738,566	$13,739	$6,314,898	$387,000	$(7,014,756)	$(299,119)
Issuance of common stock for services	2,500	2	7,672	—	—	7,674
Issuance of common stock, warrants exercised	144,750	145	269,145	—	—	269,290
Issuance of common stock in private placement, net of offering costs	3,276,981	3,277	5,177,696	63,000	—	5,243,973
Issuance of common stock pursuant to amendment of terms of private placement	523,983	524	(524)	—	—	—
Subscription receivable, net of offering costs	—	—	—	(450,000)	—	(450,000)
Issuance of equity for compensation	—	—	561,846		—	561,846
Net loss for nine months ended September 30, 2006	—	—	—	—	(6,254,746)	(6,254,746)

BALANCE AT SEPTEMBER 30, 2006	17,686,780	$17,687	$12,330,733	$—	$(13,269,502)	$(921,082)

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Synova Healthcare Group, Inc., a Nevada corporation (“Synova”), and its subsidiaries, Synova Healthcare, Inc., a Delaware corporation (“Synova Healthcare”), and Synova Pre-Natal Healthcare, Inc., a Delaware corporation (collectively, the “Company”).

Synova was incorporated in the State of Nevada on September 1, 1998 under the name Centaur Capital Group, Inc., and from the time of its formation until its acquisition of Synova Healthcare, Synova was a development stage company with no active business. Its business operations during the period were limited to raising capital for its business, which was abandoned in 2001.

On January 13, 2005, Synova entered into a merger agreement with Synova Healthcare. In connection with the merger, on January 12, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, Synova’s wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, with Synova Healthcare surviving the merger. The merger has been accounted for as a reverse purchase acquisition because former stockholders of Synova Healthcare obtained a majority of the outstanding shares of Synova’s common stock in connection with the merger. The accompanying consolidated financial statements of the Company reflect the historical results of Synova Healthcare. As a result of and following this merger, the Company develops, distributes, markets and sells non-invasive medical diagnostic tests designed to diagnose and monitor the onset of certain medical conditions.

BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “Commission”) for presenting interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements. The interim operating results for the nine months ended September 30, 2006 are not necessarily indicative of operating results expected for the full year. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006.

SIGNIFICANT ACCOUNTING POLICIES

Except as may otherwise be provided herein, these unaudited financial statements have been prepared consistently with the accounting polices described in Note 3 to the Company’s Consolidated Financial Statements for the year ended December 31, 2005, which financial statements have been included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Commission on April 17, 2006.

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

BASIC AND DILUTED NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the three months and nine months ended September 30, 2006 and 2005, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As of and during the nine months ended September 30, 2006, the Company realized losses of $6,254,746, had a working capital deficit of $3,756,186, had an accumulated deficit of $13,269,502, and had not reached a profitable level of operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

During the remainder of fiscal year 2006, management believes that the Company will need to fund its operations primarily through capital raising efforts, as it anticipates that cash flow from operations will be insufficient to meet the Company’s projected cash expenses. The Company’s continued existence will be dependent upon locating and obtaining sufficient funding through temporary or permanent sources of debt or equity capital, and management is currently pursuing a variety of independent sources of financing. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally. The Company believes that it will continue to be successful in raising funds necessary to operate its business as projected by obtaining new temporary and permanent sources of capital, and through exercises of outstanding options and warrants.

In addition, if necessary and to the extent feasible, the Company plans to reduce its operating expenses by reducing advertising, marketing, travel and entertainment, and office expenses. While the Company is looking for additional sources of capital, the Company may, keeping within the Company’s stated goals of managing its operating expenses and other working capital requirements, concurrently seek to optimize the marketing and development of its existing product offerings through less capital intensive channels. Furthermore, the Company will seek to enhance existing and develop new relationships with product retailers and other points of distribution for its products. Assuming appropriate financing structures are available on acceptable terms, the Company also intends to seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for the Company upon acquisition. In addition, the Company will also continue to identify new product offerings to complement and expand its current and projected future business.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

NOTE 3 – STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans and grants of stock options.

In accordance with APB 25 and related interpretations, compensation expense for stock options was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. In many (but not all) cases, the exercise price for stock options granted to employees was equal to the fair market value of the Company’s common stock at the date of grant, and in those cases, there was no recognition of compensation expense by the Company prior to December 31, 2005.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

Had compensation cost for the Company’s stock option grants during the three and nine months ended September 30, 2005 been determined on the fair value of the Company’s common stock at the dates of awards under the fair value method of SFAS No. 123, the Company’s net loss and net loss per common share for such period would have increased to the pro forma amounts indicated below. The fair value of options and warrants granted during the three and nine months ended September 30, 2005 was estimated based on the fair value at grant dates for options consistent with the method of SFAS No. 123 using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 64% (for options with a ten-year contractual life) and 61% (for options with less than a ten-year contractual life), and a risk-free interest rate between 3.9% and 4.3%.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)
Net loss:
As reported	$(997,920)	$(2,726,870)
Pro forma	$(1,034,715)	$(2,931,019)

Net loss per share:
As reported	$(0.08)	$(0.22)
Pro forma	$(0.08)	$(0.24)

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

During the nine months ended September 30, 2006, the Company’s net income was approximately $ 561,846 lower as a result of stock-based compensation expense as a result of the adoption of SFAS No. 123R. As of September 30, 2006, there was $849,979 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 30, 2010.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 64% (for options with a ten-year contractual life) and 61% (for options with less than a ten-year contractual life), and a risk-free interest rate between 4.5% and 5.2%. In determining volatility of the Company’s options, the Company used a combination of (1) the average volatility over a 10-year period of the common stock of eight other public companies operating in the medical diagnostic test business; and (2) the contractual or expected life of the specific option, allowing for a reduction in volatility for those options with a contractual or expected life of less than ten years in consideration of the shorter contractual or expected life of the option. This valuation methodology and these assumptions were comparable to those used by the Company to estimate the fair value of share options under SFAS No. 123 prior to January 1, 2006.

The following table summarizes all Company stock option transactions since December 31, 2005:

	Option Shares		Vested Shares		Exercise Price per Common Share Range
Balance, December 31, 2005	1,096,270		679,770		$0.0011 to $2.67
Granted or vested during the nine months ended September 30, 2006	688,072	(1)	369,072	(1)	$1.50 to $2.78
Expired during the nine months ended September 30, 2006	(16,500)		—		—

Balance, September 30, 2006	1,767,842	(1)	1,048,842	(1)	$0.0011 to $2.78

(1)	Includes options to purchase 225,817 shares of common stock associated with the Company’s obligation to issue unit purchase options as of September 30, 2006, of which options to purchase 194,072 shares accrued during the nine months ended September 30, 2006. See “Unit Purchase Options” in Note 8 below.

Information with respect to Company stock options that are outstanding at September 30, 2006 is as follows:

Stock Options Outstanding (1)
Range of Exercise Prices	Number of Outstanding Currently Exercisable at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable
$0.0011 to $2.78	1,048,842	5.7 years	$1.03

(1)	Includes options to purchase 225,817 shares of common stock associated with the Company’s obligation to issue unit purchase options as of September 30, 2006, of which options to purchase 194,072 shares accrued during the nine months ended September 30, 2006. See “Unit Purchase Options” in Note 8 below.

NOTE 4 – PRIVATE PLACEMENT SUBSCRIPTIONS RECEIVABLE

As of December 31, 2005, the Company had received signed private placement subscriptions receivable from six investors totaling $450,000. The funds associated with these subscription agreements were received by the Company as of January 31, 2006.

NOTE 5 – REVERSE MERGER

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

For the Nine Months Ended September 30, 2005
(unaudited)
Net sales	$126,871
Net loss	$2,776,870
Basic and diluted net loss per share	$(0.22)

NOTE 6 – INVESTMENT

Pursuant to a share purchase agreement, on January 31, 2006, the Company acquired 25% of the issued and outstanding ordinary shares of BioPad Ltd., an Israeli research and development company, on a fully-diluted basis

(excluding options to purchase up to 10% of BioPad’s ordinary shares that may be granted to employees of BioPad) for $2,630,000 in cash. The total investment of $2,687,944 includes $57,944 of closing costs incurred during 2005. This share purchase was effected in connection with the Company’s September 2005 distribution agreement with BioPad pursuant to which the Company and BioPad agreed to jointly develop certain fetal monitoring products. The Company accounts for its 25% interest in BioPad under the equity method of accounting, as the Company is deemed to have significant influence over the operations of BioPad.

As of September 30, 2006, the Company’s pro rata equity portion of losses of BioPad amounted to $370,986, which was comprised of (1) $230,848, which represents 25% of BioPad’s reported net loss of $923,390, plus (2) amortization expense of $140,138, representing the amortization of the value of certain patentable technology and patent applications, which are estimated to have an economic life of ten years. As of September 30, 2006, the equity-basis investment of $2,316,958 in BioPad includes $1,728,377, representing the unamortized value of this technology and these patent applications, as well as legal and closing costs of $57,944 associated with the acquisition.

BioPad was formed in March 2005. Summarized unaudited financial information for BioPad as of and for the nine months ended September 30, 2006 was as follows:

For the Nine Months Ended September 30, 2006
(unaudited)
Statement of operations information:
Revenues	$—
Operating loss	$(956,380)
Net loss	$(923,390)

September 30, 2006
(unaudited)
Balance sheet information:
Current assets	$623,382
Fixed assets	$49,055
Current liabilities	$179,890
Shareholders’ equity	$492,547

The foregoing financial information does not reflect any valuation of patentable technology, patent applications or rights, or other intangibles of BioPad. The issuance by BioPad of 10% of its ordinary shares to its employees pursuant to the exercise of options that may be granted in the future would potentially dilute the Company’s 25% interest in BioPad to approximately 22.7%. If this dilution had occurred as of September 30, 2006, the effect would have been to reduce the Company’s equity share of BioPad’s net loss for the period ended September 30, 2006 from $370,986 to $355,022.

NOTE 7 – OUTSTANDING DEBT

On April 28, 2005, the Company executed a term note of $475,000 and line of credit of $300,000 with Wachovia Bank, N.A. The term loan was for a period of one year and bore interest at 5.25% per year. The proceeds from the term loan satisfied a loan payable that matured on May 1, 2005. The Company’s obligations under the term loan were secured and collateralized with a money market account and certain other assets of the Company and were guaranteed by each of Stephen E. King and David J. Harrison. The term loan was paid in full and expired on April 28, 2006.

The line of credit was scheduled to terminate on April 28, 2006, but has been extended until April 28, 2007. As of September 30, 2006, the interest rate under the line of credit was 8.75%. The Company’s obligations under the line of credit are secured and collateralized with a money market account and certain other assets of the Company, and are guaranteed by each of Mr. King and Mr. Harrison. As of September 30, 2006, an aggregate of $277,000 of principal was outstanding under the line of credit.

On August 30, 2005, Tiger-Eye Holdings Limited (“Tiger-Eye”) loaned $500,000 to the Company pursuant to a note that bore interest at an annual rate of 9%. The note matured nine months from August 30, 2005. Additionally, on September 2, 2005, Mark Nussberger (“Nussberger”) loaned $50,000 to the Company pursuant to a note that bore interest at an annual rate of 9%. The note matured nine months from September 2, 2005. The principal balance of the note of each of Tiger-Eye and Nussberger was convertible, if their respective loans were not repaid in full at maturity, into common stock of the Company at a price equal to 50% of the average closing price per share of the common stock for the 20 trading days preceding the maturity date. During the second quarter of 2006, all amounts of principal and interest under these notes were repaid in full.

In July 2006, the Company commenced a private placement (the “Offering”) of up to $2,000,000 of the Company’s 2006 Convertible Bridge Notes (the “Bridge Notes”) and related warrants (the “Original Bridge Warrants,” and, together with the Bridge Notes, the “Original Bridge Securities”) to purchase the Company’s common stock. In July 2006, a total of $600,000 in aggregate principal amount of Bridge Notes were sold. The Bridge Notes were unsecured obligations of the Company, were sold at 100% of principal amount and bore interest at 12% per year. All principal and unpaid and accrued interest under the Bridge Notes was to be due and payable upon the earlier of (i) 180 days from the original issuance date of the Bridge Notes or (ii) the first date on which funds are advanced to the Company or any affiliate pursuant to any sale of the Company’s securities resulting in gross proceeds to the Company of at least $15 million. The Bridge Notes were convertible into Common Stock at a conversion price of $2.00 per share, subject to adjustment. The Original Bridge Warrants required the Company to issue to the holder upon exercise of the Original Bridge Warrants a number of shares of common stock equal to 30% of the principal amount of Bridge Notes divided by the exercise price of $3.00, subject to adjustment as provided in the Original Bridge Warrant. The exercise price of each Original Bridge Warrant may be adjusted in the event of any subdivision or combination of the common stock or any distribution by the Company of a dividend payable in shares of common stock to holders of common stock.

In September 2006, the Company and the holders of the Original Bridge Securities agreed to amend the terms of the Original Bridge Securities, as well as the provisions of a registration rights agreement with respect to the shares of Common Stock underlying the Original Bridge Securities. The maturity date of the Bridge Notes was amended to require repayment of all principal and unpaid and accrued interest under the Bridge Notes upon the earlier of (i) 180 days from the original issuance date of the Bridge Notes or (ii) the first date on which funds are advanced to the Company or any affiliate pursuant to any sale of the Company’s securities resulting in gross proceeds to the Company of at least $5 million (a “Subsequent Offering”). Furthermore, the conversion price of the Bridge Notes was reduced from $2.00 to $1.50, subject to adjustment. In addition, the Bridge Notes were amended to provide that if a Subsequent Offering is not completed by October 31, 2006 and the conversion price was at that time greater than $1.00 per share, the conversion price would subsequently be reduced to $1.00 per share, subject to adjustment.

The Original Bridge Warrants were cancelled and replaced in their entirety with new warrants (the “New Bridge Warrants”). The New Bridge Warrants have substantially the same terms as the Original Bridge Warrants, except that the exercise price of the New Bridge Warrants was reduced from $3.00 to $1.50. Thus, the New Bridge Warrants require the Company to issue to the holder upon exercise of the New Bridge Warrants a number of shares of common stock equal to 30% of the principal amount of Bridge Notes (as amended) purchased by the investor divided by the exercise price of $1.50, subject to adjustment. The exercise price of each New Bridge Warrant may be adjusted in the event of any subdivision or combination of the common stock or any distribution by the Company of a dividend payable in shares of common stock to holders of common stock.

The registration rights agreement entered into in connection with the sale of the Original Bridge Securities was amended to provide the holders of such securities with demand registration rights in the event that a Subsequent Offering is not completed by October 31, 2006, which did not occur.

In addition, in September 2006, the Company sold $400,000 in principal amount of Bridge Notes, as amended as described above, and New Bridge Warrants to purchase up to an aggregate of 200,000 shares of common stock (including Original Bridge Warrants to purchase 60,000 shares of common stock issued in July 2006 that were cancelled and replaced with New Bridge Warrants as described above) at an exercise price of $1.50 per share, subject to adjustment. The amended registration rights agreement described above covers all shares of common stock underlying the Bridge Notes and the New Bridge Warrants.

The net proceeds from the sale of the Bridge Notes and New Bridge Warrants were used in substantial part (i) to repay indebtedness originally incurred in July 2006 to pay part of a non-refundable fee required by a distribution agreement entered into by and between Synova Healthcare, Inc. and a distributor, (ii) to repay $100,000 that had been advanced on an interest-free basis to the Company on September 8, 2006 by one of its executive officers, and (iii) for working capital and other purposes associated with the Company’s developing line of women’s healthcare products.

As of September 30, 2006, the Company has received $970,000 in proceeds from the sale of $1,000,000 in aggregate principal amount of Bridge Notes and New Bridge Warrants, net of offering expenses of $30,000. In connection with this offering, the Company has agreed to pay the placement agent a commission equal to 3% of the gross purchase price of the Bridge Notes purchased by investors introduced to the Company by the placement agent. The Company has also agreed to reimburse the placement agent for all reasonable out-of-pocket expenses incurred by the placement agent in connection with this offering.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

In January 2006, the Company issued 2,500 shares of common stock in exchange for professional services. The Company recognized consulting expenses of $7,674 in connection with this issuance.

On January 19, 2006, the Company received $430,000, net of offering expenses of $70,000, from two investors in a private placement of units, with each unit having a purchase price of $50,000 and consisting of 25,000 shares of common stock and a warrant to purchase 12,500 shares of common stock at an exercise price of $3.00 per share, subject to adjustment. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement was to be filed on or before April 14, 2006. The registration statement was ultimately filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2006. The registration rights agreement, as amended, provides that the registration statement was to be declared effective by the SEC, at the earliest, on or before June 28, 2006. However, as of September 30, 2006, this registration statement has not been declared effective. The failures by the Company to meet these deadlines will require the Company to pay the investors a penalty of 1% of the purchase price of securities sold in this offering for the first 30 days of each default, and 1.5% of the purchase price for each subsequent 30 days thereafter. As of September 30, 2006, $309,115 was accrued as a result of these penalties.

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

As of March 16, 2006, the terms of the January 2006 unit offering were amended. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. Each unit retained the purchase price of $50,000 per share. Each of the purchasers of units on January 19, 2006 was issued 41,666 shares of common stock for no additional consideration pursuant to the anti-dilution rights provisions of the investment. These shares represent the “full-ratchet” anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, each of their warrants was amended to increase the number of shares issuable under such warrant by 20,833, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the Company’s redemption right trading price threshold from $5.00 to $4.00 per share. The terms of the registration rights agreement were amended to extend the deadline for the filing and effectiveness of the registration statement to April 14, 2006 and June 28, 2006, respectively, and to amend certain other provisions.

As of April 13, 2006, the Company obtained the consent of the other investors who purchased units in the Company’s October 2005 and January 2006 unit offerings prior to March 16, 2006 to reflect the amended terms of the offering as described above. This amendment also adjusts the units to be received upon the exercise of unit purchase options issued or to be issued in connection with the October 2005 and January 2006 unit offerings. In May 2006, the Company issued an aggregate of 523,983 shares to all investors in these offerings in connection with these amendments. These offerings were terminated as of May 12, 2006. In 2006, excluding the units sold on January 19, 2006 and the subscriptions receivable recorded in 2005 as described in Note 4 above, the Company has sold 83.84 units in a number of separate transactions, representing an aggregate purchase price of $4,192,000.

Pursuant to the terms of the Company’s engagement of placement agents for the October 2005 and January 2006 offerings, the Company has the obligation to pay to each placement agent cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by the placement agent and to issue the unit purchase options described in the section entitled “Unit Purchase Options.” With respect to sales made in these offerings in 2006, the placement agents are entitled to receive four-year options to purchase approximately 5.82 units, with each unit consisting of 33,333 shares of common stock and four-year warrants to purchase 16,666 shares of common stock exercisable at $2.50 per share.

In June 2006, the Company commenced a private placement of its common stock to investors at a price of $1.50 per share. As of September 30, 2006, the Company sold an aggregate of 221,000 shares of common stock in this offering and received $308,295 in proceeds, net of offering expenses of $23,205.

OPTIONS

On January 3, 2006, the Company granted to one of its executive officers an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.78 per share. This option vests as follows: an option to purchase 50,000 shares vested on July 3, 2006, an option to purchase an additional 70,000 shares shall vest on January 3, 2007, an option to purchase an additional 100,000 shares shall vest on July 3, 2007 and the balance of the option shall vest on January 3, 2008. The option is contingent on continued employment and expires January 3, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $243,900 in connection with the issuance of this option.

On February 17, 2006, the Company granted to one of its executive officers an option under the Company’s 2005 Equity Incentive Plan (the “Incentive Plan”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.67 per share. This option vests in full on February 16, 2007. The option is contingent on continued employment and expires February 17, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $62,228 in connection with the issuance of this option.

On February 17, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.67 per share. This option shall vest in four equal installments annually over each of the first four anniversary dates of the employee’s employment with the Company. The option is contingent on continued employment and expires February 17, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $45,471 in connection with the issuance of this option.

On February 17, 2006, the Company granted to two of its employees options under the Incentive Plan to purchase in the aggregate 40,000 shares of the Company’s common stock at an exercise price of $2.67 per share. These options vest in full on February 17, 2007. The options are contingent on continued employment and expire February 17, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $49,782 in connection with the issuance of these options.

On June 27, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 4,000 shares of the Company’s common stock at an exercise price of $2.05 per share. This option vests in full on June 27, 2007. The options are contingent upon continued employment and expire June 27, 2016. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense of $1,652 in connection with the issuance of this option.

In accordance with SFAS No. 123R, the Company recorded $142,274 in stock-based compensation expense for the portion of options that were granted to employees and directors in 2005 and vested during the first nine months of 2006.

WARRANTS

As part of the units sold in the Company’s March 2005 unit offering, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. The warrants are exercisable by their holders at any time during the five-year period following their issuance. The Company may call the warrants for redemption if (a) a registration statement covering the shares underlying the warrants has been declared effective, and, (b) during a period of 20 consecutive trading days (i) the average trading price of the Company’s common stock exceeds $5.00 per share and (ii) the average trading volume of its common stock exceeds 50,000 shares. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances, a holder does not have the right to exercise any portion of the holder’s warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. For the nine months ended September 30, 2006, the Company issued 136,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $269,280, net of offering costs of 2,720.

As part of the units sold in the Company’s January 2006 unit offering, as amended, the Company issued warrants to purchase in the aggregate approximately 1,713,931 shares of common stock at an exercise price of $2.50 per share (taking into consideration the amendments to the January 2006 unit offering described above). These warrants have substantially the same terms as the warrants issued in the Company’s March 2005 unit offering, except that the trading price and volume thresholds for redemption under these warrants may vary depending on the specific terms of the warrant.

In connection with the Company’s July 2006 Bridge Note offering, as of September 30, 2006, the Company has issued New Bridge Warrants to purchase in the aggregate 200,000 shares of common stock at an exercise price of $1.50 per share, subject to adjustment. See Note 7 – Outstanding Debt.

UNIT PURCHASE OPTIONS

Upon the closing of the private placement of units in connection with the merger, the Company issued to each of the two placement agents engaged in connection with such offering a five-year option to purchase up to 3.5 units sold in the offering at an exercise price of $50,000 per unit. These units have the same exercise and other terms as those sold in the private placement. The warrants that may be received upon the exercise of the unit purchase option may be exercised for five years from the date of the unit purchase option. The placement agents received registration rights for all shares of common stock underlying the unit purchase options. The total fair value of these unit purchase options when issued was $675,500 and was recorded to additional paid-in capital and stockholders’ equity as non-cash offering costs.

Pursuant to the terms of the Company’s engagement of placement agents in connection with the October 2005 and January 2006 unit offerings, the Company has the obligation to pay to the placement agents at funding of an investment cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering, as amended. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents have received registration rights for all shares of common stock that may be issued under the unit purchase options and the underlying warrants. As of September 30, 2006, the Company is obligated to issue to these placement agents options to purchase in the aggregate approximately 5.82 units. As of September 30, 2006, the Company has accrued non-cash offering costs of $186,358 equal to the total fair value of the Company’s unit purchase option obligation.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2006 and 2005 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 – MAJOR CUSTOMER

The Company’s largest customer accounted for $97,599 and $110,644 in gross sales for the nine months ended September 30, 2006 and 2005, respectively, or 23.4% and 24.0% of the Company’s gross sales during each of those respective periods. Net sales consist of gross product sales, net of product returns, costs associated with temporary price reductions and co-operative advertising expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Except for the commitments and contingencies described elsewhere herein, the following are the Company’s material commitments and contingencies as of September 30, 2006:

The Company leases office space under a lease that expires on November 30, 2011. The monthly rent obligation during 2006 under this lease is approximately $9,200.

Under the terms of a distribution agreement between the Company and Common Sense Ltd., the Company agreed to make an initial purchase of approximately $500,000 in product, scheduled to be delivered in four quarterly installments during 2006. The purchase price for these deliveries is to be paid pursuant to the payment terms established under the distribution agreement, except that the Company was required to make, and has made, payment for the initial delivery of product upon signing of the distribution agreement. Remaining payments during 2006 pursuant to the terms of this initial purchase will amount to approximately $ 270,000.

In June 2006, the Company engaged a firm to provide the Company with investor and public relations services. The agreement is terminable by either party at any time. The Company agreed to pay this firm a monthly fee of $17,500 in cash. Additionally, upon execution of the agreement, the Company agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares shall vest on the six-month anniversary of the agreement and the remaining 100,000 shares shall vest on the 12-month anniversary of the agreement, subject in each case to the firm remaining engaged by the Company under the terms of the agreement on the vesting date. Until vesting, the firm is not entitled to receive these shares and cannot assign, exchange, pledge, gift, transfer or otherwise encumber or dispose of them. As of September 30, 2006, in accordance with EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company accrued an expense of $138,329 in connection with these obligations.

The Company’s $300,000 line of credit and $475,000 term loan with Wachovia Bank expired on April 28, 2006. The term loan was paid in full at or prior to maturity and the line of credit has been extended to April 28, 2007. As of September 30, 2006, $277,000 of principal was outstanding under the line of credit. See Note 7.

Pursuant to the terms of the Company’s engagement of placement agents in connection with the October 2005 and January 2006 unit offerings, the Company has the obligation to pay to the placement agents at funding of an investment cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. See “Unit Purchase Options” in Note 8. As of September 30, 2006, the Company is obligated to issue to these placement agents options to purchase in the aggregate approximately 5.82 units. As of September 30, 2006, the Company has accrued non-cash offering costs of $186,358 equal to the total fair value of the Company’s unit purchase option obligation.

On July 7, 2006, Synova Healthcare entered into a distribution agreement with QuantRx Biomedical Corporation (“QuantRx”). The distribution agreement grants to Synova Healthcare the exclusive right to distribute in North America certain of QuantRx’s hemorrhoid treatment products. Upon execution of the agreement, Synova

Healthcare paid to QuantRx a non-refundable fee of $500,000. The initial term of the distribution agreement, unless earlier terminated in accordance with the terms of the distribution agreement, is five years after the first day of the month immediately following the first shipment of products by Synova Healthcare to its customers, which first shipment will occur on or before November 1, 2006. The distribution agreement will automatically renew thereafter for successive one-year periods unless either party gives notice of termination no later than 60 days prior to expiration of the then-current term. Under the terms of the distribution agreement, QuantRx is required to supply Synova Healthcare with the requested amount of products, and Synova Healthcare is required to order certain minimum quantities of the products. Synova Healthcare’s failure to meet such minimum order requirements will give QuantRx the right to elect to render the distribution agreement non-exclusive or to terminate the distribution agreement altogether prior to the end of a term.

NOTE 12 – SUBSEQUENT EVENTS

On October 20, 2006, the Company sold $500,000 in principal amount Bridge Notes and New Bridge Warrants to purchase up to an aggregate of 100,000 shares of common stock, subject to adjustment. The Bridge Notes have the same terms as the Bridge Notes described in Note 7 above, except that the maturity date of the Bridge Notes requires repayment of all principal and unpaid and accrued interest under the Notes upon the earlier of (i) January 31, 2007 or (ii) the first date on a Subsequent Offering occurs. As of October 31, 2006, the conversion rate of these Bridge Notes was reduced from $1.50 to $1.00 per share, subject to adjustment, because the Company did not complete a Subsequent Offering by October 31, 2006. The Company issued New Bridge Warrants to purchase in the aggregate 100,000 shares of common stock at an exercise price of $1.50 per share, subject to adjustment as provided in the New Bridge Warrants. The Company received proceeds of $485,000 from the sale of the Bridge Notes and New Bridge Warrants, net of $15,000 in offering expenses.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

All references in this Quarterly Report on Form 10-QSB to “we,” “our,” “us,” or the “Company,” or words of similar import, mean Synova Healthcare Group, Inc., a Nevada corporation, and our two consolidated Delaware subsidiaries, Synova Healthcare, Inc., which is wholly owned by Synova Healthcare Group, Inc., and Synova Pre-Natal Healthcare, Inc. (“Synova Pre-Natal”), which is wholly owned by Synova Healthcare, Inc. Unless otherwise stated, all share and per share amounts regarding shares of Synova Healthcare, Inc. have been appropriately adjusted to reflect our merger with Synova Healthcare, Inc. on February 10, 2005.

Forward-Looking Information

Except for the historical information presented herein, the matters discussed in this Quarterly Report contain “forward-looking statements” that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “intends,” “scheduled,” “future,” “potential,” “continue,” “estimates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in this section and elsewhere throughout this quarterly report, as well as the risks and uncertainties described in our Registration Statement on Form SB-2 (File No. 333-123498), as declared effective by the Securities and Exchange Commission (the “SEC”) on May 22, 2006, as amended (the “Registration Statement”). The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report, in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Registration Statement, and in our other reports filed with the Securities and Exchange Commission, that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

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

On January 13, 2005, the Company entered into a merger agreement with Synova Healthcare, Inc. In connection with the merger, on January 12, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, the Company’s wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger. The merger has been accounted for as a reverse purchase acquisition because former stockholders of Synova Healthcare, Inc. obtained a majority of the outstanding shares of the Company’s common stock in connection with the merger. The accompanying consolidated financial statements of the Company reflect the historical results of Synova Healthcare, Inc. The description of the Company’s business in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is the business previously conducted and to be conducted by Synova Healthcare, Inc.

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

In October 2005, we commenced a second offering of units to raise up to an aggregate of $7,000,000. Each unit consisted of 25,000 shares of our common stock and warrants to purchase 12,500 shares of our common stock, and was sold at a purchase price of $50,000 per unit. These warrants were exercisable at $4.00 per share, and subject to our right to call the redemption of the warrants under certain conditions, had a term of two years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. The terms of this offering have been modified as described in “ – Liquidity and Capital Resources – Capital Resources.” This offering was terminated on May 12, 2006.

Business Overview

We are focused on the development, distribution, marketing and sales of non-invasive medical diagnostic tests that allow consumers and healthcare professionals alike to rapidly and accurately diagnose and monitor the onset of certain medical conditions. We currently are concentrating our efforts in the women’s health care sector. Our goal, where appropriate, is to supplant traditional, more invasive diagnostic testing techniques, such as blood or serum tests, by offering a rapid and accurate, less invasive, and more cost effective test alternative for use at the very point where its use is desired – either in-home or at a healthcare provider’s office – by consumers and clinicians.

We currently market and sell under the brand names MenoCheck® and MenocheckPro® in-home and in-office non-invasive diagnostic tests used to detect and diagnose the onset of menopause. In the second quarter of 2006, we expanded our product portfolio by introducing Fem-V™, a non-invasive diagnostic test designed to assist women in detecting and diagnosing the presence of vaginal infections. We are also jointly developing with BioPad Ltd. a non-invasive fetal monitor for expectant mothers. Furthermore, in 2006 we have signed distribution agreements with other medical device manufacturers to develop for us additional products to expand our women’s health care line. We continue to identify and develop additional non-invasive diagnostic product opportunities, and we are committed to building a portfolio of these products.

We distribute and sell our over-the-counter, or OTC, products to retail customers through drug stores, grocery stores and other retail outlets. Our point of care, or POC, products are also distributed to patients by medical professionals through medical supply companies. We presently market and sell our products only in the United States.

Existing Products

MenoCheck® and MenocheckPro®. MenoCheck® and MenocheckPro®, are in-home and in-office, respectively, non-invasive urine tests for use in detecting and diagnosing the onset of menopause. MenoCheck® is an OTC product that enables women to easily and accurately determine whether they have entered the menopausal stage of their lives. MenoCheck® functions in a manner similar to the OTC pregnancy tests that are commonly used today. MenocheckPro® is an FDA-approved diagnostic for POC testing that enables physicians to quickly and accurately determine whether their patients have entered menopause.

Fem-V™. In the second quarter of 2006, we began to distribute and sell the Fem-V™ Vaginal Infection Test. This product is a convenient, easy-to-use non-invasive self-test for women who believe their vaginal discharge to be abnormal and who suspect the presence of a vaginal infection. Fem-V™ has been developed in a convenient pantiliner design, with a removable diagnostic test strip. This test is intended to give an initial indication regarding the potential causes of abnormal vaginal discharge and assists women in determining whether a doctor visit is required, or whether an over-the-counter treatment may be considered for the treatment of the symptoms.

New Business Development

The ongoing introduction of new products and the expansion of our product portfolio is a key strategic objective for us, and is considered critical to our long-term success. All of our net sales for 2005, and approximately 60.9% of our net sales during the first nine months of 2006, were derived from sales of our MenoCheck® and MenocheckPro® products. We believe that, in order to be successful, we must develop additional products for sale through our points of distribution. Therefore, a substantial amount of management time and effort was expended in the first nine months of 2006, and will be spent in the future, to enter into distribution agreements with companies that develop or manufacture products that are consistent with our strategy. As a result of our efforts, through September 30, 2006, we entered into the following distribution agreements with respect to products we intend to develop and market in the future:

•	BioPad Ltd.: We and BioPad Ltd., an early stage Israeli research and development company, have agreed to jointly develop a non-invasive fetal monitoring medical device. We will be the exclusive distributor of this product in the United States, Canada and Mexico. We also hold a right of first offer in all other global geographic territories.

In connection with this distribution agreement, on January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of BioPad on a fully-diluted basis, excluding options to purchase up to 10% of BioPad’s ordinary shares that may be granted to employees of BioPad, for $2.63 million in cash. The cash purchase price was paid in several installments into an escrow account, with the final installment of approximately $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to BioPad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

In March 2006, Synova Pre-Natal and BioPad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor’s ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product.

•	QuantRx Biomedical Corporation. Formerly known as A-Fem Medical Corporation, QuantRx, as an outsourced development partner, is developing certain products on our behalf that we expect will allow us to expand our non-invasive diagnostic portfolio in the women’s health care industry. QuantRx has access to proprietary technology and the manufacturing capacity to rapidly develop and efficiently produce non-invasive diagnostic tests for both the OTC and POC distribution channels. In the third quarter of 2006, we entered into a distribution agreement with QuantRx giving us, for a period of approximately five years, the exclusive right to distribute, market and sell an OTC product designed to treat and provide relief from hemorrhoids. Upon signing this agreement, we paid QuantRx a non-refundable cash fee of $500,000.

•	Ovulation Tester, LLC. In the third quarter of 2006, we entered into a distribution agreement with Ovulation Tester, LLC to market and sell its ovulation testing products.

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

Revenue Recognition. We sell our products to a number of leading national and regional retailers and wholesalers, both directly and through the services of external sales brokers. In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when:

•	persuasive evidence of a customer or distributor arrangement exists or acceptance occurs;

•	a retailer, distributor or wholesaler receives the goods;

•	the price is fixed or determinable; and

•	collectibility of the sales revenues is reasonably assured.

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

Another exception to our general revenue recognition policy stated above exists when we have entered into an arrangement with a retailer, wholesaler or distributor that has the right to return to us any product that was not sold or otherwise failed to meet the customer’s expectations. Under these terms, the sale of product to the retail customer would be considered contingent upon the retail customer’s resale of the product to its customer. Therefore, the recognition of revenue upon actual shipment of product to such retail customer is not permitted in accordance with SAB 104 until the retail customer’s actual resale of the product. We are generally notified of sales by these retailers through a third party’s publication of weekly sales data.

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

Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices and is stated at the lower of cost — determined by the first-in, first-out method — or market. An allowance has been provided for expired product and product which will expire within 120 days from September 30, 2006.

We have a formal policy for returns, solely for unsaleable product. We use a return allowance procedure to issue authorizations to retailers to destroy or return damaged or expired product. This ensures that we can effectively govern and oversee the amounts and reasons for any return of unsaleable product. The method we use to determine return exposure for unsaleable product in a distribution channel consists of analyzing the orders from our customers to ensure they correlate with the product movement at the point of sale. In order to do this effectively, many different factors are considered, including:

•	Ex-factory sales analysis

•	We assess the size and frequency of the orders, by customer.

•	We verify that the size and frequency of the orders correlate with our current channel estimates.

•	Point-of-Sale Analysis

•	We receive actual sales information from our customers, either directly or indirectly.

•	We receive indirect customer sales information from two different data sources.

•	Metric Analysis

•	Using data obtained from similar customers, we are able to reasonably estimate point-of-sale levels at a retailer that does not report sales.

•	We use a metric, such as estimated units sold per store or retailer, upon which we base our estimates.

•	We validate these estimates with reports that we obtain from the retailer.

•	Business Planning

•	Each year we establish a business plan for each customer, which includes sales estimates and cooperative advertising estimates.

•	When we assess inventory levels, we also consider upcoming promotional activities and co-operative advertising initiatives, as these efforts may cause periodic increases in sales.

•	For example, if a retailer is having a promotion to drive sales, we can reasonably expect based on prior experience that the retailer will order more product during that period.

•	Similarly, historical evidence suggests that when we launch major marketing initiatives, we cause sales to rise at the point of sale.

•	As a result of these efforts, existing inventory for the channel would normally diminish, which would trigger an increase in order activity from channel customers.

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

We treat temporary price reduction programs, or TPRs, merchandising fees, co-operative advertising and slotting expenses as a reduction to our gross sales. We record the liability for temporary price reduction expenses when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to us in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, if the TPR recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

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

Stock-Based Compensation. In 2005, we accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which for employee stock options permitted the use of the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

Results of Operations – Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. The following table sets forth information regarding our total gross and net sales for the three months ended September 30, 2006 and 2005 categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Three Months Ended September 30,
	2006	2005
OTC Sales:
Gross OTC sales	$187,277	$153,125
Less:
Damages and other returns	58,952	3,243
Co-operative advertising	100,460	89,544
Coupons, rebates and Promotions	75	2,570

Net OTC sales	$27,770	$57,768

POC Sales:
Gross POC sales	$8,130	$1,140
Less:
Damages and other returns	306	4

Net POC sales	$7,824	$1,136

Total Sales:
Gross Sales	$195,407	$154,265
Net Sales	$35,594	$58,904

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales decreased by $23,310, or 39.6%, to $35,594 for the three months ended September 30, 2006, from $58,904 for the three months ended September 30, 2005.

Our net sales from the three months ended September 30, 2005 to the same period in 2006 distinguished by customer type were as follows:

OTC. Net OTC sales decreased by $29,998, or 52%, to $27,770 for the three months ended September 30, 2006, from $57,768 for the three months ended September 30, 2005. The decrease resulted primarily from a higher co-operative advertising expense associated with such sales, and higher returns from damaged or expired product. Gross OTC sales increased by $34,152 from the three month period in 2005 due to our introduction of our Fem-V™ product during the period.

POC. Net POC sales increased by $6,688, or 589%, to $7,824 for the three months ended September 30, 2006, from $1,136 for the three months ended September 30, 2005. Net POC sales were higher in the 2006 period because we added distributors of our POC products during the period.

Cost of Net Sales. Cost of net sales increased by $46,786, or 134.4%, to $81,587 for the three months ended September 30, 2006, from $34,801 for the three months ended September 30, 2005. Cost of net sales as a percentage of net sales increased to 229.2% for the three months ended September 30, 2006, from 59.1% for the three months ended September 30, 2005. The increase in cost of net sales as a percentage of net sales was the result of costs associated with an higher co-operative advertising expense associated with gross sales and higher returns resulting from damaged or expired product, both of which reduce net sales and thus adversely affect our cost of net sales as a percentage of net sales.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $162,274, or 43.8%, to $208,268 for the three months ended September 30, 2006, from $370,542 for the three months ended September 30, 2005. The decrease in selling and marketing expenses from period to period reflected a decrease in advertising initiatives directed at the OTC market and a decrease in our public relations expenses.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses increased $335,315, or 206.9%, to $497,410 for the three months ended September 30, 2006, from $162,095 for the three months ended September 30, 2005. This increase resulted primarily from our increase in our headcount to nine full-time employees at September 30, 2006, including the hiring of two executive officers and two additional officers, as compared to six full-time employees at September 30, 2005, as well as from the recognition as personnel expenses of the fair value of equity compensation issued to our employees during the three months ended September 30, 2006 that we were required to expense under SFAS No. 123R. This stock-based compensation expense totaled $185,285 for the three months ended September 30, 2006 and was recognized in connection with the grant of options to certain of our executive officers and key employees. Because we were not required to adopt SFAS No. 123R until January 1, 2006, we did not incur any stock-based compensation expense during the three months ended September 30, 2005.

General and Administrative Expenses. General and administrative expenses increased $505,170, or 109.6%, to $966,133 for the three months ended September 30, 2006, from $460,963 for the three months ended September 30, 2005. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with being a public company, (ii) operating and administrative costs associated with our increased headcount, and (iii) accrued penalties incurred under certain of our registration rights agreements.

Operating Loss. Our operating loss increased by $748,307, or 77.2%, to $1,717,804 for the three months ended September 30, 2006, from $969,497 for the three months ended September 30, 2005. Most of this increase in our operating loss was attributable to the increase in selling and marketing expenses, personnel expenses and general and administrative expenses discussed above, as well as the recognition of stock-based compensation expense for options granted during the three months ended September 30, 2006 in accordance with SFAS No. 123R.

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in BioPad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by BioPad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $124,867 for the three months ended September 30, 2006, which represented 25% of BioPad’s quarterly loss of $312,619 along with amortization of intangible assets. We did not recognize any expense for the three months ended September 30, 2005 because we did not account for this interest in BioPad under the equity method until we completed the acquisition of BioPad in the first quarter of 2006.

Net Loss. Our net loss increased by $895,967, or 89.8%, to $1,893,887 for the three months ended September 30, 2006, from $997,920 for the three months ended September 30, 2005. This increase occurred primarily as a result of the increase in our operating loss from period to period, as well as the recognition of loss associated with our investment in BioPad.

Results of Operations – Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. The following table sets forth information regarding our total gross and net sales for the nine months ended September 30, 2006 and 2005 categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Nine Months Ended September 30,
	2006	2005
OTC Sales:
Gross OTC sales	$368,335	$327,812
Less:
Damages and other returns	107,686	25,753
Co-operative advertising	149,335	216,211
Coupons, rebates and Promotions	1,027	3,133

Net OTC sales	$110,387	$82,715

POC Sales:
Gross POC sales	$40,885	$44,190
Less:
Damages and other returns	915	34

Net POC sales	$39,970	$44,156

Total Sales:
Gross Sales	$409,220	$372,022
Net Sales	$150,357	$126,871

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased $23,486, or 18.5%, to $150,357 for the nine months ended September 30, 2006, from $126,871 for the nine months ended September 30, 2005.

Our net sales from the first nine months of 2005 to the same period in 2006 distinguished by customer type were as follows:

OTC. Net OTC sales increased by $27,672, or 33.4%, to $110,387 for the nine months ended September 30, 2006, from $82,715 for the nine months ended September 30, 2005. The increase resulted primarily from an increase in our gross sales from period to period due to new product introductions and a smaller amount of co-operative advertising expense associated with such sales, partially offset by an increase in damages and returns from period to period.

POC. Net POC sales decreased by $4,186, or 9.4%, to $39,970 for the nine months ended September 30, 2006, from $44,156 for the nine months ended September 30, 2005. Net sales during the first nine months of 2005 were higher than the same period in 2006 due to a decrease in the amount of products ordered by the largest distributor of POC products following the distributor’s initial order in 2005, offset by additional net sales generated through new POC distributors during the first nine months of 2006.

Cost of Net Sales. Cost of net sales increased by $66,193, or 84.1%, to $144,943 for the nine months ended September 30, 2006, from $78,750 for the nine months ended September 30, 2005. Cost of net sales as a percentage of net sales increased to 96.4% for the nine months ended September 30, 2006 from 62.1% for the nine months ended September 30, 2005. The increase in cost of net sales as a percentage of net sales was the result of increasing gross sales and higher returns for damaged products, offset by a decrease in co-operative advertising costs associated with such gross sales, which advertising costs are subtracted from gross sales to arrive at net sales.

Selling and Marketing Expenses. Selling and marketing expenses increased by $1,022,386, or 76.8%, to $2,352,841 for the nine months ended September 30, 2006, from $1,330,455 for the nine months ended September 30, 2005. The increase in selling and marketing expenses reflected an increase in advertising research initiatives directed at the OTC market, including an increase in public relations, Internet marketing and product and marketing research expenses for new products.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses increased $1,007,064, or 219.4%, to $1,465,997 for the nine months ended September 30, 2006, from $458,933 for the nine months ended September 30, 2005. This increase resulted primarily from our increase in our headcount to nine full-time employees at September 30, 2006, including the hiring of two executive officers and two additional officers, as compared to six full-time employees at September 30, 2005, as well as from the recognition as personnel expenses of the fair value of equity compensation issued to our employees during the nine months ended September 30, 2006 that we were required to expense under SFAS No. 123R. This stock-based compensation expense totaled $545,306 for the nine months ended September 30, 2006 and was recognized in connection with the grant of options to certain of our executive officers and key employees. Because we were not required to adopt SFAS No. 123R until January 1, 2006, we did not incur any stock-based compensation expense during the nine months ended September 30, 2005.

General and Administrative Expenses. General and administrative expenses increased $994,386, or 105.8%, to $1,934,654 for the nine months ended September 30, 2006, from $940,268 for the nine months ended September 30, 2005. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with being a public company for the entire nine-month period in 2006 as compared to only two months in 2005, including the preparation of quarterly and annual reports and registration statements, the audit of our 2005 financial statements and the review of our 2006 interim financial statements, (ii) operating and administrative costs associated with our increased headcount, (iii) stock-based compensation of $16,540 required to be expensed under SFAS No. 123R in connection with the grant of options to certain of our directors in the second quarter of 2005, and (iv) accrued penalties of $309,115 incurred under certain of our registration rights agreements.

Operating Loss. Our operating loss increased by $3,066,543, or 114.4%, to $5,748,078 for the nine months ended September 30, 2006, from $2,681,535 for the nine months ended September 30, 2005. Most of this increase in our operating loss was attributable to the increase in selling and marketing expenses, general and administrative expenses and personnel expenses discussed above, as well as the recognition of stock-based compensation expense for options granted during the nine months ended September 30, 2006 in accordance with SFAS No. 123R.

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in BioPad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by BioPad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $370,986 for the nine months ended September 30, 2006, which represented 25% of BioPad’s year-to-date loss of $923,390 along with amortization of intangible assets. We did not recognize any expense for the nine months ended September 30, 2005 because we did not account for this interest in BioPad under the equity method until we completed the acquisition of BioPad in the first quarter of 2006.

Net Loss. Our net loss increased by $3,527,876, or 129.4%, to $6,254,746 for the nine months ended September 30, 2006, from $2,726,870 for the nine months ended September 30, 2005. The increases in net loss primarily resulted from (i) the recognition of expense attributable to the Company’s investment in BioPad Ltd.; (ii) increases in personnel expenses and general and administrative expense during the period resulting from, among other things, the hiring of four executive officers after March 31, 2005 and required compliance with SFAS No. 123R; (iii) increases in the Company’s selling and marketing expenses incurred during the period in connection with its business of marketing and selling non-invasive diagnostic test products, including the launch of its new Fem-V™ product offering; (iv) professional fees and other expenses attributable to becoming a public company in August 2005 and to the Company’s business development activities; (v) increases in interest expense attributable to increased borrowing on the Company’s line of credit and outstanding debt financings; and (vi) penalties incurred under certain of the Company’s registration rights agreements.

Liquidity and Capital Resources

Cash on Hand. As of September 30, 2006, we had $185,798 in cash on hand compared to $369,553 in cash on hand as of September 30, 2005. Of the $185,798 cash on hand as of September 30, 2006, however, $72,034 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with the lease of our principal executive offices. The decrease in cash on hand of $183,755 from September 30, 2005 resulted from our repayment of debt and cash used in our operating and investing activities, offset by net proceeds received from our unit offerings and exercises of common stock purchase warrants.

Cash Used in Operating Activities. Our operating activities used $3,934,217 in cash for the nine months ended September 30, 2006, as compared to $2,774,613 in cash used in our operating activities for the nine months ended September 30, 2005. This differential was primarily attributable to our increase in net loss from period to period, offset by:

•	increases in accounts payable and accrued expenses of $2,146,116 due to corporate public relations initiatives, marketing expenses associated with our MenoCheck® and Fem-V™ products, increased legal and accounting expenses, and registration rights agreement penalties;

•	the recognition of $561,846 in stock-based compensation as a result of our adoption of SFAS No. 123R as of January 1, 2006;

•	the recognition of $370,986 representing our equity in the loss of BioPad on our financial statements during the first nine months of 2006;

•	an increase in inventory of $355,261 related to the rollout of our Fem-V™ product in the third quarter of 2006;

•	an increase in accounts receivable of $10,534 due to higher gross and net sales during the first nine months of 2006 as compared to 2005; and

•	the payment of $500,000 in upfront marketing and distribution fees in connection with our signing of the QuantRx distribution agreement in July 2006.

Cash Used in Investing Activities. For the nine months ended September 30, 2006, we used cash of $1,963,739 in our investing activities. Most of this expense was attributable to our investment in BioPad in the first quarter of 2006. We also invested in computer and office equipment for our personnel during the first quarter of 2005 and leasehold improvements and office equipment for our personnel of $83,739 during the first nine months of 2006.

Cash Provided by Financing Activities. Financing activities provided cash of $5,879,178 for the nine months ended September 30, 2006, compared to $3,385,927 in cash provided for the nine months ended September 30, 2005. The increase in financing activity cash occurred primarily because of our capital raising activities in the first quarter of 2006. During the nine months ended September 30, 2006, we received $3,654,291 in net proceeds for the issuance of units in our October 2005 and January 2006 unit offerings, $308,295 in net proceeds from our June 2006 common stock offering, and $269,290 of net proceeds pursuant to the exercise of outstanding common stock purchase warrants. We also borrowed $277,000 under our line of credit during the third quarter and issued $1,000,000 in bridge notes and related warrants. We used the net proceeds from these capital raising efforts to repay $200,000 outstanding under our line of credit and $711,085 of other loans payable during the nine months ended September 30, 2006, including $100,000 of indebtedness repaid to one of our executive officers that had been advanced to us on an interest-free basis.

Capital Resources. As of September 30, 2006, our working capital deficit was $3,756,186, which was an increase in this deficit of $2,613,892 from a working capital deficit of $1,142,294 as of December 31, 2005. This increase in working capital deficit is primarily a result of the losses incurred for the nine months ended September 30, 2006 and our investment in BioPad.

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

On March 16, 2006, we amended the terms of the units we sold in January 2006. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. The purchasers of units in January 2006 were issued in the aggregate 83,332 shares of common stock for no additional consideration. These shares represent a “full-ratchet” anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, the warrants subscribed to by these purchasers were amended to increase the number of shares issuable under them by an aggregate of 41,666, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the redemption right trading price threshold from $5.00 to $4.00 per share. In April 2006, we amended the terms of the offering for all other investors who purchased units in the October 2005 and January 2006 offerings prior to March 2006 to reflect these amended terms, and issued an aggregate of 523,983 shares to these investors in connection with this amendment.

As part of the units sold in the February 2005 unit offering, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. For the nine months ended September 30, 2006, we issued 136,000 shares of common stock in exchange for warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $269,280, net of offering costs of $2,720.

On March 28, 2006, and under the terms of the January 2006 unit offering as amended on March 16, 2006, we sold 30 units to an investor in a private placement at a purchase price of $50,000 per unit, amounting to gross cash proceeds of $1.5 million from this investment. We have entered into a registration rights agreement with this investor that requires us to file a registration statement by April 14, 2006 covering the resale of the shares of common stock purchased by the investor and underlying these warrants, which registration statement was ultimately filed with the SEC on May 12, 2006. We are also required to use best efforts to cause this registration statement to be effective by June 28, 2006. As of September 30, 2006, this had not occurred. From January 1, 2006 to May 12, 2006 (the termination date of this offering), excluding the units sold in January 2006, we sold 83.84 units in a number of separate transactions in this offering, representing aggregate gross proceeds of $4,192,000.

In June 2006, we sold an aggregate of 221,000 shares of common stock and received $308,295 in proceeds, net of offering expenses of $23,205.

In July 2006, we commenced a private placement of up to $2,000,000 of our 2006 convertible bridge notes and related warrants to purchase common stock. The bridge notes were our unsecured obligations, were sold at 100% of principal amount and bore interest at 12% per year. All principal and unpaid and accrued interest under the bridge notes was to be due and payable upon the earlier of (i) 180 days from the original issuance date of the bridge notes or (ii) the first date on which funds are advanced to us or any affiliate pursuant to any sale of our securities resulting in gross proceeds of at least $15 million. The bridge notes were convertible into our common stock at a conversion price of $2.00 per share, subject to adjustment. The warrants required us to issue to the holder upon exercise a number of shares of common stock equal to 30% of the principal amount of the bridge notes divided by the exercise price of $3.00, subject to adjustment. The exercise price of each warrant may be adjusted in the event of any subdivision or combination of the common stock or any distribution of a dividend payable in shares of our common stock to holders of our common stock.

In September 2006, we and the holders of the bridge notes and warrants agreed to amend the terms of the securities, as well as the provisions of a registration rights agreement with respect to the shares of common stock underlying these securities. The maturity date of the bridge notes was amended to require repayment of all principal and unpaid and accrued interest under the bridge notes upon the earlier of (i) 180 days from the original issuance date of the bridge notes or (ii) the first date on which funds are advanced to us or any affiliate pursuant to a subsequent offering of our securities resulting in gross proceeds of at least $5 million. Furthermore, the conversion price of the bridge notes was reduced from $2.00 to $1.50, subject to adjustment. In addition, the bridge notes were amended to provide that if such a subsequent offering is not completed by October 31, 2006 and the conversion price was at that time greater than $1.00 per share, the conversion price would subsequently be reduced to $1.00 per share, subject to adjustment.

The warrants originally issued in this bridge note offering were cancelled and replaced in their entirety with new warrants. The new warrants have substantially the same terms as the original warrants, except that the exercise price of the new warrants was reduced from $3.00 to $1.50. Thus, the new warrants require us to issue upon exercise of the new warrants a number of shares of common stock equal to 30% of the principal amount of the bridge notes divided by the exercise price of $1.50, subject to adjustment. The exercise price of each new warrant may be adjusted in the event of any subdivision or combination of the common stock or any distribution of a dividend payable in shares of our common stock to holders of our common stock.

The registration rights agreement entered into in connection with the sale of these securities was amended to provide the holders of such securities with demand registration rights in the event that a subsequent offering is not completed by October 31, 2006, which did not occur.

In addition, in September 2006, we sold $400,000 in principal amount of bridge notes, as amended as described above, and new warrants to purchase up to an aggregate of 200,000 shares of common stock, including warrants to purchase 60,000 shares of common stock issued in July 2006 that were cancelled and replaced with new warrants as described above, at an exercise price of $1.50 per share, subject to adjustment. The amended registration rights agreement described above covers all shares of common stock underlying the bridge notes and the new warrants. As of September 30, 2006, the Company has received $970,000 in proceeds from the sale of $1,000,000 in aggregate principal amount of bridge notes and new warrants, net of offering expenses of $30,000.

In April 2005, we secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan bore interest at a rate of 5.25% per year and expired on April 28, 2006, at which time it was paid in full. The line of credit expires April 28, 2007 and bears interest at Wachovia Bank’s prime rate, plus .50%, which as of September 30, 2006 was equal to 8.75% per year. There are no financial covenants associated with the line of credit. The line of credit is secured and collateralized with a money market account and certain other of our assets and is guaranteed by Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer.

We estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until December 31, 2006. We expect that we will need additional debt or equity financings or arrange for alternative sources of temporary or permanent financing to meet our liquidity requirements beyond December 31, 2006.] See “ – Going Concern and Plan of Operations” below. We presently believe that we can raise additional capital as needed to support operations for the immediate future. There can be no assurances that the proceeds from capital transactions will continue to be available, that our net sales will increase to assist with our cash needs, that a sufficient amount of our securities can or will be sold, or that any of our common stock purchase warrants will be exercised to fund our operating needs.

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

Since we have not generated sufficient revenues from operations to meet our operating expenses, we have historically financed our operations primarily through issuances of equity and the proceeds of our debt instruments. In the past, we have also sought to alleviate our cash needs by relying on the issuance of stock, options and warrants to fund certain operating costs, including consulting and professional fees. Throughout the remainder of 2006, we will continue to require additional capital for our working capital needs and to fund our operations. These funds may not be available in sufficient amounts or at all. Our operations and success in 2006 and thereafter is dependent in substantial part upon obtaining further financing, and these conditions raise substantial doubt about our ability to continue as a going concern.

We believe that we will be able to raise additional capital as needed to support operations. In support of this view, management has been fully engaged in locating sources of capital, and since January 1, 2006, we have raised approximately $5.1 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. We also received in the first nine months of 2006 net proceeds of $269,290 from the exercise of common stock purchase warrants.

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

Our viability as a going concern is dependent upon our ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to meet our operating expenses and fund the continuation of our business operations in the near term;

•	manage or control working capital requirements by reducing advertising, selling, marketing, and general and administrative expenses;

•	optimize the marketing and development of our existing product offerings through less capital intensive channels;

•	develop new and enhance existing relationships with product retailers and other points of distribution for our products;

•	seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for us upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions; and

•	identify new product offerings to complement and expand our current and projected future business.

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

Contractual Obligations. We lease office space under a lease that expires on November 30, 2011. Future minimum annual rent obligations as of September 30, 2006 were as follows:

Year	Minimum Annual Lease Payment
2006	$91,320
2007	93,485
2008	95,649
2009	97,813
2010	99,977
2011	93,628

Total	$571,872

Our $300,000 line of credit and $475,000 term loan with Wachovia Bank expired on April 28, 2006. The term loan was paid in full at or prior to maturity and the line of credit has been extended to April 28, 2007. As of September 30, 2006, $277,000 in principal was outstanding under the line of credit.

Under the terms of our distribution agreement with Common Sense Ltd., the manufacturer of our Fem-V™ product, we have agreed to make an initial purchase of approximately $500,000 in product, scheduled to be delivered in four quarterly installments during 2006. The purchase price for these deliveries is to be paid pursuant to the payment terms established under the distribution agreement, except that we were required to make, and we made, payment for the initial delivery of product upon signing of the distribution agreement. During the third quarter of 2006, we paid $100,000 to Common Sense under this agreement, and we will be required to pay Common Sense an additional $275,000 during the remainder of 2006 pursuant to the terms of this distribution agreement.

In June 2006, we engaged a firm to provide us with investor and public relations services. The agreement is terminable by either party at any time. We agreed to pay this firm a monthly fee of $17,500 in cash. Additionally, upon execution of the agreement, we agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares will vest on the six-month anniversary of the agreement and the remaining 100,000 shares will vest on the 12-month anniversary of the agreement, subject in each case to the firm remaining engaged by us under the terms of the agreement on the vesting date. Until vesting, the firm is not entitled to receive these shares and cannot assign, exchange, pledge, gift, transfer or otherwise encumber or dispose of them. For the nine months ended September 30, 2006, we accrued an expense of $138,329 in connection with these shares.

Pursuant to the terms of our engagement of placement agents in connection with the January 2006 unit offering, we have the obligation to pay to the placement agents, upon the funding of an investment, cash compensation equal to 7% of the gross proceeds received from investors introduced to us by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents will receive registration rights for all shares of common stock that may be issued under the unit purchase options. During the first nine months of 2006, the Company has accrued non-cash offering costs of $186,358 for these unpaid obligations with respect to the January 2006 unit offering.

As of September 30, 2006, we had no other material commitments or obligations.

Off-Balance Sheet Items. We had no off-balance sheet items as of September 30, 2006.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole — eliminating the need to bifurcate the derivative from its host — if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We have not presently assessed the impact that SFAS No. 155 may have on our financial position, results of operations or cash flows.

Item 3.	Controls and Procedures.

On March 14, 2006, we concluded that our previously issued financial statements at and for the six months ended June 30, 2005 and the nine months ended September 30, 2005 should no longer be relied upon because of an error in recording and recognizing net sales. We have determined that during these interim periods, we incorrectly recorded revenue upon shipment of product to a new major retail customer and that we should have appropriately recorded revenue upon resale of the product by the new customer. The arrangement with the new customer extended the right to return to us any product that was not sold or otherwise failed to meet the retail customer’s expectations. Under these specific terms, the sale of product to the retail customer was then essentially contingent upon the retail customer’s resale of the product. Therefore, the recognition of revenue upon actual shipment of product to such retail customer was not permitted under generally accepted accounting principles, and instead should have rather been properly recognized upon the retail customer’s actual resale of the product.

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

As a result of the foregoing and the other factors discussed in our Annual Report on Form 10-KSB, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC’s rules and forms. Our officers also concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of these developments, we implemented the following policies and procedures to prevent recurrences of revenue recognition errors:

•	We have retained an outside accounting firm which will provide significant strength to our internal auditing function, including establishing and documenting appropriate internal controls and a customer contract review process which is currently underway.

•	All new customer contracts will be reviewed and approved by our Chief Executive Officer, President and Chief Financial Officer, and clear determination will be made as to the proper revenue recognition of each contract prior to approval.

•	We will periodically review all customer accounts to determine which accounts are delinquent and whether the existing revenue payment and receipt policies for those accounts should be adjusted or revised.

•	Prior to the completion of our quarterly and annual financial statements, all new customer contracts will be reviewed by our outside accounting firm retained to assist us with our internal audit functions and we will and we will obtain a confirmation from this outside accounting firm that all revenue recognition methodologies comply with Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15a-15(e), as of September 30, 2006. Based upon the September 30, 2006 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC’s rules and forms. Our officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e).

Other than as stated above, there has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 3, 2006, we held our annual meeting of stockholders. The only matter for approval by stockholders was the election of seven director nominees, each of whom is to serve a term of one year and until his or her successor has been duly qualified, elected and seated. All of the following persons nominated were elected to serve as directors. The results of the election of directors was as follows:

Director Nominee	For	Withhold Authority
Patricia Campbell	8,844,094	23,765
Dr. Steven L. Edell	8,845,094	22,765
David J. Harrison	8,842,594	25,265
Stephen E. King	8,842,594	25,265
Jeffrey N. Pelesh	8,842,594	25,265
Ronald S. Spangler	8,841,594	26,265
John M. Suender	8,841,594	26,265

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3†	Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (4)

3.1	Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6	Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7	Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9	Amended and Restated Bylaws of Synova Healthcare Group, Inc. (3)

4.1	Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2	Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (2)

4.3	Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (2)

4.5	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (2)

4.6	Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7	Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (4)

4.8	Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (4)

4.9	Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.10	Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.11	Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (5)

4.12	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s October 2005 unit offering. (5)

4.13	Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (5)

4.14	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.15	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (6)

4.16	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.17	Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.18	Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (6)

4.19	Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.20	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (6)

4.21	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering, as amended in April 2006. (6)

4.22	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (6)

4.23	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company’s January 2006 unit offering. (7)

4.24	Form of Convertible Note Purchase Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.25	Form of Convertible Note Purchase Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.26	Form of Registration Rights Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.27	Form of Amended and Restated Registration Rights Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending and restating the Registration Rights Agreement dated July 31, 2006.

4.28	Form of Bridge Warrant, dated as of July 31, 2006.

4.29	Form of Bridge Warrant, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers thereof, replacing the Form of Bridge Warrant dated July 31, 2006.

4.30	Form of 2006 Convertible Bridge Note, dated as of July 31, 2006, issued by Synova Healthcare Group, Inc., as maker.

4.31	Form of Allonge to 2006 Convertible Bridge Note, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending the Form of Convertible Bridge Note dated July 31, 2006.

4.32	Form of 2006 Convertible Bridge Note, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.33	Form of Convertible Note Purchase Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.34	Form of Bridge Warrant, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.35	Form of Registration Rights Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.36	Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s June 2006 common stock offering. (7)

10.1	Distribution Agreement, dated June 29, 2006, by and between Synova Healthcare, Inc. and QuantRx Biomedical Corporation. (8)

10.2	Distribution Agreement, dated July 26, 2006, by and between Synova Healthcare, Inc. and Ovulation Tester, LLC. (8)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

†	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.

(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.

(4)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.

(6)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (File No. 0-51492), as filed with the SEC on August 14, 2006.

(8)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on November 20, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVA HEALTHCARE GROUP, INC.

By:	/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer

Date: November 20, 2006	/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2006	/s/ Robert L. Edwards
Robert L. Edwards
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3†	Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and BioPad Ltd. (4)

3.1	Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6	Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7	Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9	Amended and Restated Bylaws of Synova Healthcare Group, Inc. (3)

4.1	Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2	Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (2)

4.3	Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (2)

4.5	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (2)

4.6	Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7	Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (4)

4.8	Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (4)

4.9	Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.10	Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (4)

4.11	Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (5)

4.12	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s October 2005 unit offering. (5)

4.13	Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (5)

4.14	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.15	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (6)

4.16	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.17	Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.18	Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (6)

4.19	Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (6)

4.20	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (6)

4.21	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering, as amended in April 2006. (6)

4.22	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (6)

4.23	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company’s January 2006 unit offering. (7)

4.24	Form of Convertible Note Purchase Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.25	Form of Convertible Note Purchase Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.26	Form of Registration Rights Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.27	Form of Amended and Restated Registration Rights Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending and restating the Registration Rights Agreement dated July 31, 2006.

4.28	Form of Bridge Warrant, dated as of July 31, 2006.

4.29	Form of Bridge Warrant, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers thereof, replacing the Form of Bridge Warrant dated July 31, 2006.

4.30	Form of 2006 Convertible Bridge Note, dated as of July 31, 2006, issued by Synova Healthcare Group, Inc., as maker.

4.31	Form of Allonge to 2006 Convertible Bridge Note, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending the Form of Convertible Bridge Note dated July 31, 2006.

4.32	Form of 2006 Convertible Bridge Note, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.33	Form of Convertible Note Purchase Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.34	Form of Bridge Warrant, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.35	Form of Registration Rights Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto.

4.36	Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s June 2006 common stock offering. (7)

10.1	Distribution Agreement, dated June 29, 2006, by and between Synova Healthcare, Inc. and QuantRx Biomedical Corporation. (8)

10.2	Distribution Agreement, dated July 26, 2006, by and between Synova Healthcare, Inc. and Ovulation Tester, LLC. (8)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

†	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.

(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.

(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.

(4)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.

(6)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.

(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (File No. 0-51492), as filed with the SEC on August 14, 2006.

(8)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on November 20, 2006.

E-4