Form 10KSB
period 2006-12-31
Synova Healthcare Group Inc
filed 2007-02-26
CIK 1316826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 0-51492

Synova Healthcare Group, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 1400 North Providence Road, Suite 6010, Media, PA (Address of principal executive offices)	91-1951171 (I.R.S. Employer Identification No.) 19063 (Zip Code)

Issuer’s telephone number: (610) 565-7080

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒

The issuer’s net sales for its most recent fiscal year were $187,970.

As of December 28, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity, was $11,454,000.

As of February 22, 2007, the number of shares of Common Stock outstanding was 33,228,398.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

SYNOVA HEALTHCARE GROUP, INC.

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. Description of Business.

The description of our business in this Annual Report on Form 10-KSB discusses the business conducted by Synova Healthcare Group, Inc. and the business we intend to conduct in the immediate future. Unless the context indicates otherwise, all references in this Annual Report on Form 10-KSB to “we,” “our,” “us,” or the “Company,” or words of similar import, mean Synova Healthcare Group, Inc., a Nevada corporation, our two consolidated Delaware subsidiaries, Synova Healthcare, Inc., which is wholly owned by Synova Healthcare Group, Inc., and Synova Pre-Natal Healthcare, Inc., which is wholly owned by Synova Healthcare, Inc. In addition, on and after January 12, 2007, such references also include Allendale Pharmaceuticals, Inc., a Delaware corporation, and its three consolidated subsidiaries, all of which we acquired through our merger with Allendale on January 12, 2007. Unless otherwise stated, all share and per share amounts regarding shares of Synova Healthcare, Inc. have been appropriately adjusted to reflect our merger with Synova Healthcare, Inc. on February 10, 2005.

Forward-Looking Statements

Except for the historical information presented herein, the matters discussed in this Annual Report on Form 10-KSB contain “forward-looking statements” that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “will,” “intends,” “scheduled,” “future,” “potential,” “continue,” “estimates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this annual report should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation – Risk Factors” and elsewhere throughout this annual report. The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this annual report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

Overview

We are focused on the development, distribution, marketing and sales of women’s products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. Our products are designed to deliver a meaningful difference in healthcare management for women. Our goal is to provide healthcare solutions that address every stage of a woman’s reproductive life.

We currently market and sell our products under the brand names Today®, Fem-V™, MenoCheck® and MenocheckPro®. The Today® Sponge is a non-hormonal contraceptive device that combines barrier and spermicidal methods to prevent conception. Fem-V™ is a non-invasive diagnostic test designed to assist women in detecting and diagnosing the presence of elevated vaginal acidity, often indicating a vaginal infection. MenoCheck® and MenocheckPro® are in-home and in-office non-invasive diagnostic tests used to detect and diagnose the onset of menopause.

The ongoing introduction of new women’s products to our product portfolio is a key strategic objective for us, which we consider critical to our long-term success. Consistent with the strategy, we acquired the Today® Sponge through our merger with Allendale Pharmaceuticals, Inc. on January 12, 2007. In addition, we are jointly developing with Bio Pad Ltd., an Israeli research and development company, a non-invasive fetal monitor for expectant mothers.

Furthermore, we have recently signed distribution agreements with two other medical device manufacturers to develop for us additional products designed to further expand our women’s healthcare line. We plan to continue to identify and develop additional product opportunities. In the third quarter of 2006, we entered into a distribution agreement with QuantRx Biomedical Corporation, giving us the exclusive rights for a period of approximately five years to distribute, market and sell an OTC product designed to treat and provide relief from hemorrhoids. In the third quarter of 2006, we also entered into a distribution agreement with Ovulation Tester, LLC to market and sell its ovulation testing products.

We distribute and sell our products over the counter, or OTC, to retail customers through drug stores, grocery stores and other retail outlets. Certain of our products are also distributed for use by healthcare professionals at the point of care, or POC, through medical supply companies. Historically, we marketed and sold our products only in the United States. Since acquiring Allendale on January 12, 2007, we also market and sell the Today® Sponge in the United States and Canada and are seeking to do so in Europe. Our products are also available for purchase via the Internet.

Our principal executive offices are located at 1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063. Media is a suburb of Philadelphia. Our telephone number is (610) 565-7080.

History and Background

We were formed as a Nevada corporation on September 1, 1998 under the name Centaur Capital Group, Inc. Our initial business strategy was to use human genetics in order to discover novel pharmaceuticals, but this business never developed and was abandoned in 2001. We changed our name numerous times since our original formation, but as of December 31, 2004, our name was Advanced Global Industries Corporation. We were a development stage company with no active business from the time of our original formation until our acquisition of Synova Healthcare, Inc., the entity that, prior to this acquisition, operated our non-invasive diagnostic healthcare products business.

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

In October 2005, we commenced a second offering of units to raise up to an aggregate of $7,000,000. Each unit consists of 25,000 shares of our common stock and warrants to purchase 12,500 shares of our common stock, and was sold at a purchase price of $50,000 per unit. These warrants were exercisable at $4.00 per share, and subject to our right to call the redemption of the warrants under certain conditions, had a term of two years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As of December 31, 2005, we sold approximately 27.1 units and raised gross proceeds of approximately $1.35 million from sales of units in this offering. The terms of this offering have been modified as described below.

In January 2006, we sold an additional $500,000 of units consisting of 25,000 shares of our common stock and a warrant to purchase 12,500 shares of our common stock with a purchase price of $50,000 per unit. These warrants were exercisable at $3.00 per share, and subject to certain rights we have to call the redemption of the warrants, had a term of five years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As a result of this offering, we amended the terms of the securities sold in the October 2005 unit offering to match substantially all of the terms of the units sold to the investors in January 2006.

On January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of Bio Pad on a fully-diluted basis, excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad, for $2.63 million in cash. This share purchase was effected in connection with our September 2005 distribution agreement with Bio Pad pursuant to which we and Bio Pad agreed to jointly develop certain fetal monitoring products. The cash purchase price was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to Bio Pad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

In March 2006, Synova Pre-Natal and Bio Pad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor’s ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product.

On March 16, 2006, we amended the terms of the units we sold in January 2006. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. The purchasers of units in January 2006 were issued in the aggregate 83,332 shares of common stock for no additional consideration. These shares represent a “full-ratchet” anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, the warrants subscribed for by these purchasers were amended to increase the number of shares issuable under them by an aggregate of 41,666, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the redemption right trading price threshold from $5.00 to $4.00 per share. In April 2006, we amended the terms of the offering for all other investors who purchased units in the October 2005 offering prior to March 2006 accordingly. As of May 12, 2006, when our January 2006 unit offering terminated, we sold a total of 93.84 units in this offering representing a total purchase price of approximately $4.7 million.

In July 2006, we commenced a private placement of up to $2,000,000 of our 2006 convertible bridge notes and related warrants to purchase our common stock. The bridge notes were unsecured obligations of the

Company, were sold at 100% of principal amount and bore interest at 12% per year. All principal and unpaid and accrued interest under the bridge notes were to be due and payable upon the earlier of 180 days from the original issuance date of the bridge notes or the first date on which funds were advanced to us or any affiliate pursuant to a subsequent offering of any of our securities resulting in gross proceeds to us of at least $15 million. The bridge notes were convertible into common stock at a conversion price of $2.00 per share, subject to adjustment. These warrants required us to issue to the holder upon exercise a number of shares of common stock equal to 30% of the principal amount of bridge notes divided by the exercise price of $3.00, subject to adjustment.

In September 2006, we and the holders of the bridge notes and warrants agreed to amend the terms of these securities. The maturity date of the bridge notes was amended to require repayment of all principal and unpaid and accrued interest under the bridge notes upon the earlier of 180 days from the original issuance date of the bridge notes or the first date on which funds are advanced to us or any affiliate pursuant to any sale of our securities in a subsequent offering resulting in gross proceeds to us of at least $5 million. Furthermore, the conversion price of the bridge notes was reduced from $2.00 to $1.50, subject to adjustment. In addition, the bridge notes were amended to provide that if we did not complete the subsequent offering by October 31, 2006 and the conversion price was at that time greater than $1.00 per share, the conversion price would subsequently be reduced to $1.00 per share, subject to adjustment. The exercise price of the warrants was reduced to $1.50 per share, subject to adjustment. The conversion price of the bridge notes was ultimately reduced from $1.50 to $1.00 per share because the subsequent offering was not completed by October 31, 2006. As of December 31, 2006, we sold $1.5 million in bridge notes and related warrants, and we received $1,455,000 in net proceeds therefrom. The net proceeds from the sale of the bridge notes and related warrants were used in substantial part to:

•	repay indebtedness originally incurred in July 2006 to pay part of a non-refundable fee required by a distribution agreement entered into between Synova Healthcare, Inc. and a distributor;

•	repay $100,000 that had been advanced to us on an interest-free basis on September 8, 2006 by one of our executive officers; and

•	support working capital and other needs associated with our developing line of women’s healthcare products.

These notes were repaid in full in January 2007 with the proceeds from our private placement of senior convertible promissory notes. See “ – Recent Developments – Private Placement of 6.5% Senior Convertible Promissory Notes and Related Warrants” below.

Recent Developments

Acquisition of Allendale

On January 12, 2007, we acquired Allendale Pharmaceuticals, Inc., a company that has the rights to manufacture and distribute the Today® Sponge. Each former stockholder of Allendale, except for certain non-accredited investors, has the right to receive approximately 2.275 shares of our common stock in the merger. Holders of outstanding warrants, options and similar rights to acquire stock of Allendale are entitled to acquire shares of our common stock upon the prior payment of the exercise price provided for in such warrants, options or similar rights, as adjusted for the merger. Of the approximately 15.5 million shares issued in the merger, 1 million shares are to be received by three former stockholders of Allendale in exchange for their indemnification obligations, and such shares will be placed in escrow for one year.

Private Placement of 6.5% Senior Convertible Promissory Notes and Related Warrants

As a condition to the Allendale merger, on January 12, 2007, we completed the private placement of our 6.5% convertible senior promissory notes due January 12, 2012 in the original aggregate principal amount of $15 million and related warrants to purchase, in the aggregate, 16.5 million shares of our common stock. The senior notes bear interest at a rate of 6.5% per year and are initially and immediately convertible, including any accrued and unpaid interest, if any, into shares of our common stock, commencing on January 12, 2007, at a rate of $1.00, subject to “full-ratchet” anti-dilution adjustments. Our obligations under the senior notes are unsecured but are backed by subsidiary guarantees pursuant to the terms of a guarantee agreement. So long as the senior notes are outstanding, we are required to comply with a number of negative, affirmative and financial covenants. The holders of the notes may require us to redeem the notes:

•	for at least 102% of the stated principal amount, plus accrued but unpaid interest, upon an event of default;

•

for 115% of such stated principal amount, plus accrued but unpaid interest, during the 30 trading days after we release our 2007 and 2008 financial information, unless our stock is trading above specified price and volume levels and we can satisfy other conditions; and

•	for at least 125% of such stated principal amount, plus accrued but unpaid interest, in the event of a change in control.

Each warrant entitles the holder to purchase 110% of the number of shares of our common stock into which such holder’s senior notes are initially convertible, at an exercise price of $1.00 per share, subject to “full ratchet” anti-dilution adjustments. Each warrant is immediately exercisable and expires on January 12, 2012.

We are using the net proceeds received from this offering to re-launch the Today® Sponge, to further expand our growing portfolio of women’s healthcare products and also to pay certain obligations of Allendale incurred in the merger.

Industry Overview

We are focused on the development, distribution, marketing and sales of women’s products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. Our products are designed to deliver a meaningful difference in healthcare management for women. Our goal is to provide healthcare solutions that address every stage of a woman’s reproductive life.

Contraception

According to a report published in 2006 by The Allan Guttmacher Institute, there are an estimated 43 million sexually active women of reproductive age in the United States who do not wish to become pregnant. Birth control methods are generally divided between “hormonal” and “non-hormonal.” Examples of hormonal birth control are the pill, the patch and the vaginal ring. These products work by inhibiting ovulation or implantation of the egg in the uterine lining. Non-hormonal methods include the Today® Sponge, the condom, the diaphragm and spermicidal creams and jellies. These products work by blocking, absorbing or neutralizing sperm before they enter the uterus. We believe that non-hormonal treatments are essential for women who cannot use or tolerate hormonal birth control methods.

Non-Invasive Diagnostic Tests

According to an abstract of a March 30, 2004 article distributed by Decision Resources, Inc. entitled “Will Point of Care Come of Age by 2010?”, the diagnostic market for all OTC and POC products, including menopause products, was estimated to be approximately $3 billion at that time, and is expected to double in size by 2010 to reach approximately $6 billion worldwide. We believe that the OTC and POC diagnostic markets are being driven, in large part, by the interest of consumers seeking to improve their health and quality of life, and, as a result, to exert more control over their personal healthcare-related decisions. We believe that the receipt of timely and accurate education and information about a patient’s health is critical to a patient’s ability to make, together with the patient’s healthcare provider, informed and effective decisions regarding healthcare treatment and choices. We also believe that fast and relatively inexpensive diagnostic tests provide a desirable alternative to the often laborious task of scheduling a doctor’s appointment, visiting the doctor’s office, undergoing a diagnostic test, waiting days for the test to be completed and read, and then attempting to reach the physician to obtain the results.

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

Technology is also a driving force behind the growth of the OTC and POC diagnostic markets. Rapidly advancing technology continues to provide consumers with faster and less costly alternatives to traditional, invasive diagnostic tests with greater accuracy. This change in technological focus has been adopted by consumers who have expressed an increasing interest in discreet, rapid and non-invasive at-home diagnostics, as well as by medical care facilities or office laboratories seeking fast, high-quality, inexpensive and non-invasive diagnostic tests. For example, over time, women have readily accepted the non-invasive urine pregnancy test as a viable initial alternative to the pregnancy blood test administered in a doctor’s office by a clinician and sent to a laboratory for analysis. We believe that our non-invasive diagnostic products will cause a similar shift in the women’s healthcare area.

The movement from traditional to non-invasive diagnostic tests provides additional direct benefits to physicians and their practices. Physicians can receive the results of non-invasive diagnostic tests virtually immediately, which allows them to test and discuss possible treatment options with their patients in the same office visit, instead of waiting days or even weeks for laboratory results and a follow up consultation. Furthermore and where possible, by offering their patients the choice of an in-office diagnostic test instead of a traditional laboratory panel, physicians, in many instances, can generate a revenue stream that they ordinarily would forego by using only laboratory testing methods. Third party payors, such as managed healthcare providers, are also increasingly favoring POC testing, as it has the potential to streamline healthcare procedures and lower their overall healthcare costs by reducing a doctor’s reliance upon more expensive and time-consuming diagnostic laboratory testing for more commonplace medical conditions, such as pregnancy, menopause and vaginal infections.

Our Business Strategy

We are committed to delivering innovative, high-quality, healthcare solutions that address every stage of a woman’s reproductive life. We are focused on the development, distribution, marketing and sales of women’s products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. Our products are designed to deliver a meaningful difference in healthcare management for women.

We believe that in order for our business to be successful, we must dedicate a substantial portion of our management and financial resources to the following main objectives:

•

Identifying and Developing New Products. We intend to leverage our distribution network and healthcare provider access by identifying and developing new women’s products adjacent to our existing products, allowing us to continually bring innovation to women’s healthcare and to deliver healthcare products that address every stage of a woman’s reproductive life. We must continue to identify new products consistent with our product line and obtain the rights to sell and distribute those products in our target market. By doing so, we will increase the number of products we may be able to successfully develop and bring to our target market, which will better position us to adjust to changing market conditions and consumer needs.

•

Capitalizing on Consumer Trends in the Healthcare Industry. In order to increase physician and consumer awareness of our products, we seek to capitalize on what we believe is a significant trend in the healthcare industry. We believe that women desire to have more convenience in the use of women’s healthcare products and to be more proactive (and more in control) in the management of their own personal health. For example, we believe that women desire the convenience and control afforded by using the Today® Sponge and our self-diagnostic testing products, Fem-V™ and MenoCheck®. We believe that the best way to accomplish this is for consumers to be knowledgeable and informed about their health and healthcare-related decisions.

•

Differentiating Our Products in the Marketplace. We intend to differentiate our products by creating innovative, high quality brands that are recognized by consumers as women’s healthcare products that are a “preferred choice” of healthcare providers. We seek to have consumers associate our products with the perception of being “doctor recommended” by increasing the acceptance of our products among clinicians. We believe that physicians’ use of our products in their offices and their advice to patients to use our products will drive sales of our products.

•	Increasing Consumer and Physician Awareness of Our Brands. We intend to use national advertising, mass-media and other awareness campaigns to focus consumers on our products.

•

Developing Existing and Additional Points of Distribution. Our points of distribution are the key to our sales efforts. We plan to increase the amount of product we ship for sale to end users by developing additional points of distribution with various retail, wholesale and point of care outlets, and by expanding upon existing distribution relationships where feasible, including, without limitation, on-line direct sales to consumers.

Our Current Products

The Today® Sponge

The Today® Sponge, introduced in 1983, became the largest-selling OTC female contraceptive in the United States while it was on the market through 1995. Over a quarter billion Today® Sponges were sold between 1984 and 1995, and peak year sales approached 22 million units in 1987. Made of soft, disposable polyurethane foam, the Today® Sponge contains the widely-used spermicide nonoxynol-9. After it is moistened with water and inserted into the vagina, the Today® Sponge becomes effective immediately and is designed to provide contraceptive protection for the next 24 hours, even with repeated acts of intercourse.

It has been designed to be easily inserted into the vagina and placed over the cervix and has a ribbon loop attached for easy removal. The Today® Sponge aids in preventing pregnancy in three ways:

•	spermicide: the Today® Sponge is a delivery system for the continual release of nonoxynol-9, which is designed to kill sperm before they can reach the egg.

•	barrier: the Today® Sponge also covers the cervix, blocking entry of sperm.

•	absorbent: the Today® Sponge absorbs and traps sperm.

In terms of its effect on the body, the Today® Sponge, unlike the pill, the patch, or the vaginal ring, is a non-hormonal vaginal contraceptive that does not disrupt a woman’s menstrual cycle. It goes to work immediately when inserted, offering protection for up to 24 hours after insertion. Unlike the diaphragm, there is no need for additional spermicidal cream or jellies with repeated intercourse within the 24-hour period. In terms of comfort, the Today® Sponge is made of soft foam that feels like normal vaginal tissue. Without the hard rim of the diaphragm, it is extremely comfortable and often undetectable by the male. In terms of convenience, because the Today® Sponge comes in one size that fits everyone there is no need for a special fitting. The Today® Sponge can be purchased without a prescription.

In clinical trials, over 1,850 women used the Today® Sponge over a one-year period, resulting in just one pregnancy for every 1,287 acts of intercourse. The Today® Sponge has been safely and effectively used over one quarter of a billion times by more than two million women. In fact, we believe it is the most thoroughly tested of any OTC contraceptive for women.

Fem-V™ Vaginal Infection Test

The Fem-V™ Vaginal Infection Test is a convenient, easy-to-use self-test for women who suspect their vaginal discharge is abnormal, as indicated by a change in the amount, the smell or the color of the discharge. Fem-V™ has been developed in a convenient pantiliner design, with a removable diagnostic test strip. This test is intended to give an initial indication regarding the potential causes of abnormal vaginal discharge and to assist women in determining whether a doctor visit is required, or whether an OTC treatment may be considered for the treatment of the symptoms. Fem-V™ has been cleared by the U.S. Food and Drug Administration, or FDA, for marketing and sale, and we began to sell this as an OTC product in the second quarter of 2006.

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

Therefore, misdiagnosis of vaginitis and the subsequent use of an inappropriate treatment can have serious consequences for women. Though highly effective against candidiasis, antifungal medications have no effect on bacterial vaginosis or trichomoniasis. Moreover, wrongly self-medicating a non-existent condition may significantly disrupt the presence of helpful bacteria and other microorganisms naturally found in the vagina, and can complicate future diagnosis. Most importantly, it can increase the risk of serious complications because the existing condition – whether bacterial vaginosis, trichomoniasis or some other form of vaginitis – remains untreated.

The Fem-V™ Vaginal Infection Test works by detecting the acidity level of vaginal discharge. An indication of abnormal vaginal discharge acidity can provide additional information to help a woman, together with her healthcare provider, to assess whether symptoms are likely caused by an infection. In general, fungal or yeast infections, acting alone, do not cause abnormal vaginal acidity. If the test indicates normal acidity of the discharge, the vaginal infection is likely a fungal infection. Fungal infections can be treated with an OTC antifungal medication. Some vaginal infections known to be associated with abnormal vaginal acidity, including bacterial vaginosis and trichomoniasis, have no OTC treatments, and must be treated by a healthcare provider. In some instances, abnormal discharge with abnormal acidity may be caused by a combination of infections.

MenoCheck® Menopause Indicator Test

MenoCheck® is a product that enables women to easily and accurately determine in a non-invasive manner whether they have entered the menopausal stage of life. MenoCheck® is easy to use, and functions in a manner quite similar to the OTC pregnancy tests that are commonly used in the detection of pregnancy. MenoCheck® provides women with a discreet method – a urine test – for determining their menopausal status in the privacy of their own home, and is widely available OTC in drug stores and other retailers. MenoCheck® has been cleared for marketing and sale in the United States by the FDA. We expect this product to fill a perceived void in the current diagnosis and, ultimately, the management, of menopause. We believe that an early and accurate diagnosis of menopause onset will allow consumers, along with their healthcare providers, to mitigate certain risks inherent to the menopausal phase of life.

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

Our MenoCheck® products are designed to detect the presence of elevated levels of FSH as they are present in urine. Traditional FSH blood testing methods are invasive, time consuming and expensive, with the retail cost ranging from approximately $40 for an FSH-only test to approximately $200 for a multi-panel hormone test, including the FSH test. Our product offers both the consumer and clinician a rapid, non-invasive and cost-effective alternative to traditional testing methods.

The MenoCheck® test is a one-step immunochromatographic assay, more commonly known as a “strip test.” The MenoCheck® test uses this assay to detect the presence of FSH at specific concentration levels with a high degree of sensitivity and accuracy. If the proper concentration of FSH is found, the test is positive; otherwise, it is negative. Controlled laboratory studies of MenoCheck® and MenocheckPro® result in a 94% accuracy rate in detecting FSH, which is comparable to the accuracy of an FSH blood test.

MenocheckPro® FSH Menopause Test for Professional Use

MenocheckPro® is predicated on the same technology as MenoCheck® and has been approved by the FDA as a non-invasive diagnostic for POC in-office testing that enables a healthcare provider to quickly and accurately determine whether a patient is transitioning to menopause. While similar to MenoCheck®, the in-office version of the test is intended specifically for use by healthcare professionals when evaluating for hormone changes related to the symptoms associated with the onset of menopause. We believe the use of MenocheckPro® provides immediate reliable results for the patient and physician, which then enables the patients in or entering menopause to promptly discuss with their physician an appropriate menopause treatment plan. In certain circumstances, physicians may be able to seek reimbursement for administering the MenocheckPro® test in-office as part of a patient visit. See “ — Reimbursement.”

Products Under Development and Future Products

In an ongoing effort to build upon our product portfolio, we continue to evaluate additional non-invasive diagnostic product opportunities in the women’s healthcare space. In some cases, we may seek to develop or acquire our own intellectual property as part of our proprietary product development strategy. In other cases, we may seek to license the applicable technology, as we have done with much of our current product portfolio. There can be no assurance that we will be able to successfully develop and commercialize any of our products under development or our contemplated future products.

In addition to the products that we are currently marketing, over the past 18 months we have entered into additional distribution agreements in order to build upon our current product portfolio. These efforts are summarized below.

Fetal Monitoring – Distribution Arrangement with Bio Pad Ltd.

On September 9, 2005, our indirect wholly owned subsidiary, Synova Pre-Natal Healthcare, Inc., executed a distribution agreement with Bio Pad Ltd., an Israeli research and development company. Under the distribution agreement, as amended, we have the exclusive right through Synova Pre-Natal to distribute in North America certain fetal monitoring products that Bio Pad will own and manufacture, including a non-invasive medical device that we are jointly developing with Bio Pad to monitor fetal movement during the last trimester of pregnancy. We also hold a right of first offer as to all other geographic territories. The initial term of the distribution agreement is 15 years, with automatic two-year renewals in the absence of written notice prior to the end of the then-current initial or renewal year, as the case may be.

Under the terms of the distribution agreement, we have agreed to purchase fetal monitoring products exclusively from Bio Pad and not to purchase from any third party or to manufacture any product that is similar to Bio Pad’s fetal monitoring products. Bio Pad is required to supply us with the requested amount of fetal monitoring products, and we are required to order a minimum quantity of product for sale in the United States and Canada. The failure to meet such minimum requirements may result in termination or the loss of our exclusivity. The distribution agreement provides that the price to be paid by us under the distribution agreement for the fetal monitoring products was to be determined by the parties on or before May 1, 2006. This has not yet occurred although the parties have commenced discussions on this topic.

Under the terms of the distribution agreement, Bio Pad agrees to use its best efforts to continue to research and develop fetal monitoring products and to grant to us the exclusive right to distribute such subsequently-developed related products on the terms set forth in the distribution agreement. The costs of any clinical trials required by the FDA, up to the minimum number so required, will be paid by Bio Pad.

The distribution agreement may be terminated upon the mutual agreement of the parties or by either party upon material breach and failure to cure or upon certain events involving insolvency or bankruptcy. The distribution agreement may also be terminated or rendered non-exclusive by Bio Pad upon our failure to order a minimum amount of product, as described above.

In March 2006, Synova Pre-Natal and Bio Pad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor’s ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product.

In connection with the distribution agreement, on September 23, 2005, we entered into a share purchase agreement with Bio Pad and a shareholders’ agreement with Bio Pad and its existing shareholders. Under these agreements, we acquired 25% of the issued and outstanding ordinary shares on a fully-diluted basis, excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to Bio Pad employees, for $2.63 million in cash. This amount was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to Bio Pad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

Pursuant to the terms of the shareholders agreement, we will be granted certain rights with respect to the ordinary shares, including a pre-emptive right on future issuances of equity securities by Bio Pad, a right of first refusal on transfers of shares by shareholders of Bio Pad and a co-sale right to sell our Bio Pad shares in the event that the shareholders holding a majority of the outstanding ordinary shares of Bio Pad elect to sell their shares. We will be required to sell our Bio Pad shares in the event that the shareholders holding 66.7% of the outstanding ordinary shares of Bio Pad elect to sell their shares. Our Bio Pad shares will have piggyback registration rights. Under the terms of the shareholders agreement, we are entitled to appoint 25% of the directors serving on Bio Pad’s board of directors and to receive certain financial and periodic operational information relating to Bio Pad. As of November 29, 2005, Stephen E. King, our Chairman and Chief Executive Officer, was appointed to the board of directors of Bio Pad.

The shareholders agreement also allows any successor in interest of Bio Pad to terminate the distribution agreement if the successor in interest of Bio Pad acquires all or substantially all of the assets of Bio Pad or at least 50% of the voting control of Bio Pad, or succeeds to Bio Pad as the result of a merger or consolidation of Bio Pad. Any such successor electing to terminate the distribution agreement is required to pay us a termination fee designed to reimburse us for a multiple of the costs incurred by us to commercialize the products licensed under the distribution agreement.

Additional Portfolio Products

QuantRx Biomedical Corporation. In July 2006, we entered into a five-year distribution agreement with QuantRx Biomedical Corporation, formerly known as A-Fem Medical Corporation, a medical technology company with products targeting worldwide health needs. The distribution agreement grants us the exclusive right to distribute in North America certain of QuantRx’s hemorrhoid treatment products. The distribution agreement also grants us a first right of refusal as to all of QuantRx’s future line extensions and products, as well as to any components intended to be used with the hemorrhoid treatment products to be distributed by us or any future products for alternative hemorrhoid or feminine healthcare treatment. Upon execution of this agreement, we paid to QuantRx a non-refundable fee of $500,000.

Ovulation Tester, LLC. In the third quarter of 2006, we entered into a distribution agreement with Ovulation Tester, LLC to market and sell its ovulation testing products.

Acquisition of Our Marketed Products

General

As to our Today® Sponge, we own the rights to the Today® new drug application that has been filed with and approved by the FDA as well as the Today® trademarks. As to our other products, we do not own the patents or any of the technology associated with these other products, but have the right to distribute such products pursuant to exclusive and non-exclusive distribution agreements with the manufacturers of the products. See “— Intellectual Property.”

We believe that each of the products or rights thereto that we do not own and that we currently sell is manufactured only by the company from which we purchase them pursuant to an appropriate manufacturing or distribution agreement or by a limited number of other companies. In the event that a manufacturing or distribution agreement is terminated or the other party thereto is unable for any reason to manufacture our products in the quantities we require or at all, we may not be able to obtain the same or similar products, branded with our own or the products’ trademarks, trade names and trade dress, on reasonable or acceptable terms, or at all. Even if a manufacturer for the same or similar product could be identified, we may not be able to negotiate a distribution agreement for such products on terms reasonably favorable to us, on terms that would allow us to use our own trademarks and packaging, or at all.

The Today® Sponge

On January 12, 2007, we acquired Allendale, including the FDA-approved new drug application for the Today® Sponge. We also own the brand name Today®, all manufacturing equipment, and various trademark registrations in at least 48 countries throughout the world.

The Today® Sponge is now manufactured for us by OSG Norwich Pharmaceuticals Inc., or NPI, at a specialty manufacturing plant in Norwich, New York, under a manufacturing arrangement with NPI for sale in North America. Under this manufacturing agreement, NPI agrees to manufacture and supply the Today® Sponge to us. The manufacturing agreement expires in June 2010, but is automatically renewable for subsequent periods of two years unless one party notifies the other party at least twelve months before the expiration of the initial term that it does not intend to extend the manufacturing agreement beyond the initial term. If we fail to purchase specified quantities of the Today® Sponge, the manufacturer has the right to terminate the manufacturing agreement 90 days after giving us written notice of default. During 2006, Allendale purchased approximately 27 lots of the Today® Sponge covered by this manufacturing agreement.

We have also assumed from Allendale a products and services agreement with xpedx, a division of International Paper Company, with respect to the Today® Sponge. Under this agreement, we sell the Today® Sponge products to xpedx, and xpedx stores the products in its warehouse. Upon the receipt of an order from our customer, we will repurchase the products from xpedx and xpedx will ship the order for us. xpedx will charge us a handling fee for each unit of product shipped. The products and services agreement expires on September 6, 2010 unless terminated earlier with prior written notice in accordance with the terms and conditions of the agreement.

Fem-V™

On December 22, 2005, we entered into a distribution agreement with Common Sense Ltd., the proprietary owner and supplier of diagnostic pantiliners used in our product Fem-V™. The distribution agreement grants us the exclusive right to distribute these products in the United States, Mexico and Canada. The term of the distribution agreement runs through December 31, 2010, but we may renew it for one additional two-year term upon written notice to Common Sense 180 days before December 31, 2010, provided that we have met all purchase targets set forth for the current term and that the parties agree upon new purchase targets for the renewal term.

Under the terms of the distribution agreement, Common Sense is required to supply us with the requested amount of the product, and we are required to purchase certain minimum quantities. Upon the execution of this distribution agreement, we agreed to make a $500,000 initial purchase of product from Common Sense in four installments, with payment for the first installment due at signing. The initial purchase will satisfy our minimum purchase requirements under this agreement for 2006. The failure to meet such minimum purchase requirements may result in the termination of the distribution agreement’s exclusivity provision or the distribution agreement itself, in Common Sense’s sole discretion. Additionally, after the payment of an early termination fee, Common Sense may cancel the distribution agreement at any time upon 30 days’ prior written notice to us.

MenoCheck® and MenocheckPro®

We have entered into a non-exclusive distribution agreement with Applied Biotech, Inc., or ABI, a wholly owned subsidiary of Inverness Medical Innovations, Inc. Under the distribution agreement, MenoCheck® and MenocheckPro® are manufactured and supplied to us by ABI or its affiliates. The distribution agreement expires on June 22, 2013, but is automatically renewable for subsequent periods of two years unless one party notifies the other party in writing of its desire to terminate at least 60 days prior to June 22, 2013 or the end of any subsequent two-year renewal period. Additionally, if within any contract year of the agreement beginning in 2005, we fail to purchase from ABI at least 600,000 units of the products covered by the agreement, ABI has the right to serve a notice of termination of the agreement within the first 60 days of the following contract year. Contract years under the distribution agreement commence on June 23rd and end on the following June 22nd. We purchased approximately 101,000 units of the products covered by this distribution agreement during the 2005-2006 contract years, and we have not purchased any units to date under the current 2006-2007 contract year.

Under the distribution agreement, ABI is responsible for manufacturing, packaging and supplying the products and obtaining necessary approvals from the FDA. Under the distribution agreement, we are responsible for regulatory registrations or other filings necessary in distribution territories outside the United States. Under the terms of our distribution agreement with ABI, we are required to, and we do, maintain certain levels of liability insurance coverage.

Product Sales and Distribution

We currently sell our existing OTC products through retail distributors in the United States and Canada. The Today® Sponge is available at a current manufacturer’s suggested retail price of $8.99 for a package of three and is sold through a number of different retailers, including Walgreens, CVS, Target, Rite Aid and Walmart. Fem-V™ is currently available at a current retail price of approximately $7.99 for distribution through Publix Super Markets, Duane Reade, Rite Aid, Happy Harry’s, Kinney Drug, Lewis Drug, and Kerr Drug. MenoCheck® typically sells for a retail price of $19.99 and is available for purchase through more than 15 retail distributors, including Walgreens, Brooks/Eckerd Pharmacy, Kroger, Longs Drugs, Duane Reade and Happy Harry’s.

We will continue to seek to increase the number of retail distributors that ultimately will carry our products. We do not currently have long-term sale or supply agreements with any of our retail distributors. Sales to these and all retail distributors are typically done on a purchase order basis.

We generally distribute our MenocheckPro® POC product through physician supply companies rather than directly to healthcare providers. We have established relationships with certain physician supply organizations that offer MenocheckPro® to targeted healthcare providers. We expect these partnerships (and partnerships with other physician supply organizations that we may enter into in the future) to enable us to rapidly introduce MenocheckPro® into the offices of healthcare providers, thereby driving direct-to-physician sales, but also working to build support among physicians for our OTC product, MenoCheck®.

In order to be successful, we must not only maintain existing points of distribution, but we must also procure additional points of distribution. We currently have OTC retail relationships with a number of food, drug and discount stores, including the stores listed above. We also have relationships with several wholesalers, including Amerisource Bergen, Cardinal Health, and D&K Healthcare. We also have POC distribution relationships with several physician supply organizations, including PSS World Medical Shares Services, LABSCO and Delaware Valley Medical Supply. We may also procure additional sales distribution partners and use our own personnel to effectively train their salespeople.

Customer Concentration

OTC. We historically have had a relatively small number of customers and other distribution points through which we generate our OTC sales, and OTC sales comprised a substantial percentage of our total net sales in 2006. This customer concentration risk means that the potential loss of one or more of these OTC customers or distribution sources could materially and negatively impact our business and results of operations. For this reason, we believe that obtaining additional outlets to distribute our product offerings is critical for us to access an increased share of the OTC market and our future success.

The following tables reflect the concentration of gross and net OTC sales to our top customers in terms of gross and net OTC sales for each of our last three fiscal years. Net OTC sales represent:

•	our gross OTC sales, minus

•

the costs associated with temporary price reduction programs, merchandising fees, co-operative advertising and slotting expenses, to the extent such costs are deductible from gross OTC sales under generally accepted accounting principles, minus

•	allowances for damaged product.

Customer Concentration – Gross OTC Sales

	For the Year Ended December 31,
	2006		2005		2004
Retailer	Gross OTC Sales	% of Gross OTC Sales	Gross OTC Sales	% of Gross OTC Sales	Gross OTC Sales	% of Gross OTC Sales
Albertsons	$32,805	7.2%	$93,234	20.4%	$234,904	29.8%
Eckerd Drugs	42,301	9.2%	74,962	16.5%	97,226	12.3%
Peyton Southeast	34,243	7.5%	45,322	9.9%	66,790	8.5%
Rite Aid	130,915	28.5%	N/A	N/A	N/A	N/A
Walgreens	124,492	27.1%	131,434	28.8%	292,478	37.1%

Total	$364,756	79.5%	$344,952	75.6%	$691,398	87.7%

Customer Concentration – Net OTC Sales

	For the Year Ended December 31,
	2006		2005		2004
Retailer	Net OTC Sales	% of Net OTC Sales	Net OTC Sales	% of Net OTC Sales	Net OTC Sales	% of Net OTC Sales
Albertsons	$—	—	$34,441	22.8%	$190,255	42.1%
Eckerd Drugs	—	—	52,343	34.7%	(28,909)	(6.4)%
Peyton Southeast	12,053	8.0%	33,985	22.5%	63,455	14.1%
Publix Super Markets	19,966	13.3%	N/A	N/A	N/A	N/A
Rite Aid	38,565	25.6%	N/A	N/A	N/A	N/A
Walgreens	32,501	21.6%	—	—	148,275	32.8%

Total	$103,085	68.4%	$120,769	80.0%	$373,076	82.6%

POC. We began to market MenocheckPro®, our only POC product that we currently market and sell, in 2004. For the 2006 fiscal year, approximately 31% of our gross POC sales and 35% of our net POC sales were to one customer, PSS World Medical Shares Services, Inc. With our acquisition of Allendale and the Today® Sponge in January 2007, as well as a greater number of points of distribution for our POC products, we do not anticipate that the loss of this physician supply organization as a customer, if it were to occur, would have a material adverse impact on our results of operations.

Marketing

General

We believe that marketing our product offerings to increase consumer and healthcare provider awareness of them is also a critical component of our plan of operations. During the 2006 and 2005 fiscal years, our marketing efforts consumed a significant portion of our overall operating expenses. Total marketing expenses were approximately $2.6 and $2.8 million in 2006 and 2005, respectively. These marketing expenses during 2006 and 2005 were comprised of the following items:

Marketing Expense	2006	2005
Launch of nationwide radio, Internet and print advertising campaigns	$1,603,177	$1,373,354
OTC market direct sampling and mail advertising initiatives	—	491,017
Public relations and marketing research expenses	645,556	469,614
Direct selling expenses and brokerage services	96,434	124,626
POC marketing efforts	153,433	206,519
Other marketing costs	126,632	123,120

Total	$2,625,232	$2,788,250

In fiscal 2007, we intend to increase our marketing expenditures and we anticipate that we will need to spend a significant portion of our available funds to support sales and marketing initiatives in both the OTC and POC market segments. However, there is no guarantee that these funds will be available or that any expenditures in this area will generate sufficient net sales to support our business. Even if brand recognition increases, the number of consumers and healthcare providers purchasing our products may not increase. If the requisite funds are not available to deploy on our anticipated marketing program, we may be forced to reduce our marketing expenditures or seek other, less capital intensive marketing initiatives.

We assess the marketing needs of each of our products and develop comprehensive marketing strategies that are tailored to those specific needs and requirements. However, there can be no assurance that these or alternative marketing efforts will generate the credibility or overall product confidence that we are seeking.

The Today® Sponge

The target market in the United States for the Today® Sponge is the estimated 43 million sexually active women of reproductive age in the United States who do not wish to become pregnant. We are also targeting sexually active women of child bearing age in Canada. We intend to market and sell the Today® Sponge in the European Union once we have obtained all of the necessary regulatory approvals to do so.

We believe that non-hormonal birth control products, including the Today® Sponge, condoms and other spermicides, are essential for women who cannot use or tolerate hormonal birth control products, including:

•	nursing mothers;

•	smokers;

•	women over 35 years of age;

•	women who experience side effects from the pill and other hormonal birth control products;

•	women preferring non-hormonal contraceptive methods over hormonal methods;

•

women seeking a backup to the pill or other hormonal birth control method; for example, when daily doses of the pill are missed, during the first month of use (when the pill is ineffective), or when a woman must take medications that interfere with pill effectiveness; and

•	women preferring the convenience of a birth control method that allows for sexual spontaneity, the elimination of messy gels and creams and disposable ease of use.

We only recently acquired Allendale in January 2007, and are currently developing our marketing strategy for the Today® Sponge. However, we expect to aggressively promote the Today® Sponge in the United States and Canada in 2007. We are also taking steps to obtain the necessary regulatory approvals to market and sell this product in the European Union. Moreover, we believe that the Today® Sponge’s historic use and brand awareness provides a significant branding advantage. We intend to capitalize on this existing brand awareness combined with our anticipated national marketing efforts to increase the awareness and adoption of the Today® Sponge in the OTC market. We believe that the credibility achieved through broad distribution within the OTC market will establish overall product confidence in our brands in the minds of consumers.

We expect to use a broad platform of marketing methods to support the Today® brand, including direct marketing tools such as public relations, print advertising, Internet advertising, radio and television advertising, product sampling and direct mail campaigns. We plan to use co-operative advertising, which allows us to team up with a specific retailer or store to promote our products using advertising, targeted marketing and coupon promotions. We expect to use indirect marketing tools, including our participation in consumer-related and professional medical conventions. We also expect to cross-promote the Today® Sponge with Fem-V™ as both products appeal to the same target audience of consumers.

Fem-V™

The target market for Fem-V™ includes the approximately 40 million American women aged between 18 and 49 who have reported as having at least one vaginal infection per year. Given that evidence exists linking certain vaginal infections with increased health risks, and that vaginal infections are the most frequent reason why American women see their healthcare providers annually, we believe that women will appreciate the Fem-V™ product because it allows them to perform this test discreetly in the privacy of their own home. Vaginal infections can reoccur, and often do over time in women who suffer from them. Therefore, we believe there also exists an opportunity for repeat purchases within this target market.

In 2006, we utilized a media campaign to announce the introduction of Fem-V™, including the use of public relations, press releases and advertising. As we continue to develop the market for Fem-V™, we will assess our marketing efforts and may utilize additional marketing strategies, including co-operative advertising and promotion, Internet advertising, infomercials, direct mail, product sampling and participation in consumer-related and professional medical conventions. We also expect to cross-promote Fem-V™ with the Today® Sponge as both products appeal to the same target audience of consumers.

MenoCheck® and MenocheckPro®

The target market for MenoCheck® and MenocheckPro® is the approximately 57 million American women aged 35 to 60 who may begin to enter the perimenopausal or menopausal stages of life. We believe that approximately 40 million women in the United States are now experiencing menopause. With the aging of the populace, we believe that this number is expected to increase over the next decade. The length of perimenopause can be from two to ten years and varies from woman to woman. We believe this fact represents an opportunity for repeat menopausal testing within the segment as more women begin and continue to track their transition to menopause.

Our marketing strategies for MenoCheck® and MenocheckPro® are substantially similar in nature. We have deployed a branding strategy for MenoCheck® and MenocheckPro® that uses the market acceptance of the

MenoCheck® product in the OTC market to increase sales and brand awareness of the MenocheckPro® product in the POC market, and vice versa. For example, we believe that consumer use and awareness of MenoCheck® in the OTC market will increase the awareness and adoption of MenocheckPro® by healthcare providers in the POC market. Conversely, we believe that the broad marketing and distribution of MenocheckPro® to healthcare providers in the POC market will in turn also increase retail sales of MenoCheck® in the OTC market. We anticipate that the credibility achieved through broad distribution within the OTC and POC markets will establish overall product confidence in our brands in the minds of consumers.

In 2006, we used a broad spectrum of marketing methods to support MenoCheck® and MenocheckPro®, including direct marketing tools such as public relations, print advertising, Internet advertising, radio and television advertising, product sampling and direct mail campaigns. We also used co-operative advertising, which allows us to team up with a specific retailer or store to promote our products using advertising, targeted marketing and coupon promotions. We also took advantage of indirect marketing tools, including our participation in consumer-related and professional medical conventions.

Competition

The Today® Sponge

We believe that our primary direct competitors for the Today® Sponge are companies that manufacture, distribute and sell other contraceptive products, such as:

•	hormonal contraception;

•	non-hormonal barrier methods, such as diaphragms, intrauterine devices, or IUDs, cervical caps, and condoms; and

•	spermicides, in the form of foams, creams, films and jellies.

There are other methods of contraception, such as sterilization and natural methods. However, our target market is limited to women who use contraceptive products.

We believe that we are the only company that sells or distributes a “contraceptive sponge” in the United States. We also believe there are significant barriers to entry for a company that desires to sell competitive products in the United States. For example, in order to manufacture, market and sell a similar product, a competitor would need to file a new drug application with the FDA and have the FDA approve the application, which represents a significant regulatory process. A competitor would also need to secure a manufacturing facility and have that facility comply with the FDA’s current Good Manufacturing Procedure regulations, also a significant undertaking.

There may be other “contraceptive sponge” products that compete with our Today® Sponge product in certain Canadian provinces, and that may compete with us in the future when we are able to sell our Today® Sponge product in other foreign countries, such as member countries of the European Union. For example, we are aware of a contraceptive sponge that is presently sold under the name Protectaid® through certain Canadian online pharmacies. However, we believe that, based on prior popularity, the Today® Sponge will have better brand recognition in Canada than any other potentially competitive product. If and when we receive a Conformité Européenne, or CE mark, to sell the Today® Sponge in the European Union, we believe we will also have better brand recognition than these potential competitors in the European Union.

Fem-V™

To our knowledge, we believe that Fem-V™ is the first OTC diagnostic product designed for the detection of vaginal infections. We believe that it is also currently the only FDA-cleared vaginal infection test that features a convenient pantiliner design, and that to date there are no direct competitors for this product. There can be no assurance, however, that products competitive to Fem-V™ will not emerge in the future.

We believe that our Fem-V™ product will also compete with traditional in-office and in-laboratory testing methods. However, given the studies that indicate that the majority of women today are not effectively diagnosing vaginal infections, we believe that Fem-V™ will be readily accepted and used by women as an effective non-invasive method of testing for vaginal infections in the comfort and privacy of their own home before they seek treatment or discuss their symptoms with a healthcare provider. In this regard, we believe Fem-V™ will become a first step in the process of diagnosing and treating vaginal infections, with the more traditional diagnostic testing methods being used by the healthcare provider to confirm a diagnosis before beginning a prescriptive medicine regimen.

MenoCheck® and MenocheckPro®

We believe that, to date, direct competition for our retail OTC menopausal product is limited to a single competitor, Amerifit Nutrition, Inc. Amerifit, makers of a menopause-related nutraceutical supplement called Estroven®, introduced the Estroven® Menopause Monitor™ in early 2004. The Estroven® Menopause Monitor™ functions in a manner substantially similar to MenoCheck®, with an equivalent stated level of accuracy. However, based on our market research, we believe the Estroven® Menopause Monitor™ has been cleared by the FDA only for OTC sale to consumers, and, unlike MenocheckPro®, is not currently approved for in-office use by healthcare professionals. There can be no assurance, however, that the Estroven® Menopause Monitor™, or a similar competitive product, will not obtain FDA approval for professional in-office use by health care providers in the future.

Similarly, there can also be no assurance that a direct retail OTC competitor, such as a private label store brand, will not be introduced in the future to compete against MenoCheck®. In related product categories, such as at-home pregnancy testing, these private label brands have emerged as competitors to branded products in similar segments. While private label competitors currently do not exist in the non-invasive menopause diagnostic test category as competitors to MenoCheck®, there can be no assurance that they will not exist in the future.

In addition to direct OTC competition we face, our menopause diagnostic products also compete with the traditional and invasive FSH-based blood tests. These blood tests provide a quantitative measure of the patient’s FSH level with at least the same degree of accuracy as our products. However, blood tests are more time consuming and considerably more expensive than our products, and they also require that blood be drawn by a healthcare professional outside the comfort and privacy of the patient’s home. Our marketing strategy is to attempt to change the consumer’s and clinician’s mindset regarding these traditional menopause testing methods in the same way that the OTC home pregnancy tests changed how women initially test for and confirm pregnancy.

We purchase our menopause testing products under a non-exclusive distribution agreement from ABI. To date, we do not believe that ABI sells these products to another marketer and we are not aware of any other companies that are currently acquiring these products for distribution from ABI, although ABI has the right at any time to sell its products to other companies that compete or in the future may compete with us. We are aware of products that appear to be competitive to ours, with distribution limited, to our knowledge, to certain Internet web sites. We believe, however, that the competition from the manufacturers or resellers of these products will not have a material adverse effect upon us.

Government Regulation

United States

In the United States, the research, development, clinical testing, manufacturing, storage, labeling, record keeping, distribution, advertising, promotion and marketing of our women’s healthcare products are primarily regulated by the FDA. Drugs and medical devices are subject to rigorous FDA regulation pursuant to, among other laws, the Food, Drug and Cosmetic Act of 1938, as amended.

Drugs. The steps ordinarily required before a new drug product may be marketed in the United States are very lengthy and, in summary, include preclinical testing, the submission to the FDA of a new drug application, clinical trials and FDA review and approval of the new drug application before any commercial sale or shipment of the product. Drugs must be manufactured according to the FDA’s current Good Manufacturing Practice, or cGMP, requirements.

After FDA approval of a new drug application is obtained, a marketed drug product and its manufacturer are subject to continual review and inspection, and later discovery of previously unknown problems with the product or manufacturer may result in restrictions or sanctions on such product or manufacturer, including withdrawal of the product from the market. In addition, any modifications to the drug product, including changes in use, manufacturing methods or locations, or labeling, are subject to additional FDA approval, which may or may not be received, and which may be subject to a lengthy FDA review process. Further, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements.

If we fail to comply with applicable regulatory requirements for marketing drugs, we could be subject to administrative or judicially imposed sanctions such as warning letters, fines, product recalls or seizures, injunctions against production, distribution, sales, or marketing, delays in obtaining marketing authorizations or the refusal of the government to grant such approvals, suspensions and withdrawals of previously granted approvals, civil penalties and criminal prosecution of our company, officers or employees.

With respect to manufacturing, each domestic drug manufacturing facility must be registered with the FDA. Domestic drug manufacturing establishments are subject to routine inspection by the FDA and other regulatory authorities and must comply with cGMP requirements and any applicable state or local regulatory requirements. Among other things, the FDA may withhold approvals of new drug applications or other product applications if deficiencies are found at the facility. Vendors that supply us finished product or components used to manufacture, package and label products are subject to similar regulation and periodic inspection. For example, the manufacturer of the Today® Sponge must operate in conformance with these requirements to produce these products in commercial quantities. Nevertheless, there can be no assurance that manufacturing or quality control problems will not arise at the manufacturing plants of this manufacturer or that the manufacturer will have the financial capabilities or management expertise to be able to adequately supply product or maintain compliance with the regulatory requirements necessary to continue manufacturing our products.

Medical Devices. Medical devices are classified by the FDA into one of three classes – Class I, II or III – on the basis of the controls deemed necessary by the FDA to ensure their safety and effectiveness in a reasonable manner. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA’s quality system and cGMP regulations. Class II devices are subject to general and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Generally, Class III devices are those that must receive a premarket approval, or PMA, by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices.

We believe that the fetal monitoring device that we are developing jointly with Bio Pad will qualify as a Class I medical device, although there is no guarantee that this will ultimately be the case. Unless exempt from the 510(k) process, before a new Class I medical device can be marketed and sold in the United States, the manufacturer generally must obtain FDA clearance through the “510(k) premarket notification” procedure, so long as a PMA is not required for that device, and unless the device is exempted from 510(k) notification. Generally, 510(k) premarket notification clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed device that is not subject to a PMA requirement. A legally marketed device is a device that was (1) legally marketed prior to May 28, 1976 for which a PMA is not required, (2) a device which has been reclassified from Class III to Class II or I, or (3) a device which has been found substantially equivalent through the 510(k) process. Furthermore, the legally marketed device must not be one that is being marketed and sold in violation of the FDA Act.

The 510(k) premarket notification process, while less rigorous than the PMA process or other methods, can be time consuming because it requires us to submit clinical data to demonstrate that the device to be marketed is at least as safe and effective as a legally marketed device. It generally can take from four to 12 months or longer from submission to obtain 510(k) premarket clearance. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional data is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a material adverse effect on our business, financial condition and results of operations.

For any of our devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission. There can be no assurance that we will obtain 510(k) pre-market clearance within the above time frames, if at all, for any of the devices for which we may file a 510(k). If our fetal monitoring device does not ultimately qualify as a Class I device, or if the FDA determines that a PMA is required, we may be subject to more costly, lengthy and uncertain approval processes.

Further, once FDA approval is obtained, these devices will be subject to pervasive and continuing regulation by the FDA, including various record keeping requirements and the requirement to report adverse experiences with the use of the device. The manufacturer of these devices is also subject to inspection on a routine basis for compliance with the FDA’s cGMP regulations. These regulations impose certain procedural and documentation requirements upon the manufacturer with respect to manufacturing and quality assurance activities, and on us with respect to our distribution activities. Future changes to cGMP regulations may, among other things, impose additional substantive or recordkeeping requirements, which may increase the cost of future compliance on us and the manufacturer.

Customers who use diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Improvement Act of 1988, or CLIA. CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: “waived,” “moderately complex” and “highly complex.” MenocheckPro®, our only current diagnostic test that is currently sold for use by clinicians, has been categorized as “waived” under CLIA for clinical use in the United States.

Foreign Countries

Foreign countries in which we may sell our products may impose additional regulatory requirements, and we would not be able to market or sell such products in any foreign jurisdiction without complying with the applicable regulatory requirements. For example, specified products cannot be sold in the European Union, or EU, unless they have passed compliance testing to receive a CE mark. With respect to the Today® Sponge, we have applied for a CE mark in the EU, which we anticipate may be issued in the third quarter of 2007, although there can be no guarantee that a CE mark will issue for this or any of our other products for which we seek to obtain a CE mark.

Our Products

For each of our existing products, the requisite approvals, clearances and waivers were obtained either by us, as to the Today® Sponge, or by the manufacturer of the product at its expense, as to all of our other products.

Except as to the Today® Sponge, the manufacturer is responsible for maintaining these approvals, clearances and waivers and for otherwise complying with all applicable laws governing the regulation of drugs and medical devices. As to the Today® Sponge, we are responsible for maintaining such approvals, clearances and waivers and complying with these laws.

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

Reimbursement

We currently sell MenocheckPro® to medical offices for POC use with patients. For patients covered under a healthcare insurance policy or by a third-party payor, payment for these diagnostic tests is largely based on third-party payor reimbursement. The doctor or other clinician performing the test will submit an invoice to the patient’s insurance provider, assuming the patient is covered by insurance. Each diagnostic procedure, and in some instances, specific technologies, is assigned a current procedural terminology, or CPT, code by the American Medical Association. Each CPT code is then assigned a reimbursement level. Third-party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis. Any inability of our products to qualify for reimbursement, or any decrease in the amount of such reimbursement, by third-party payors could have a material adverse effect on sales of MenocheckPro® and any future product that is marketed and sold to or through healthcare providers.

Product Liability

The marketing and sale of our products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We may incur product liability claims due to product failure or improper use of products by the user. Inaccurate detection may in some cases result in the failure to administer necessary therapeutic drugs or the administration of unnecessary and potentially toxic drugs. Even with proper use of a product, there may be specific instances in which the results obtained from our products could lead a physician to predict the inappropriate therapy for a particular patient.

The terms of our existing distribution agreements require, and future agreements may require, that we maintain designated levels of product liability insurance. We currently maintain product liability insurance in the amount of up to $5,000,000 per incident and in the aggregate which, based on our experience and industry practice, we believe to be adequate for our present operations. No assurance can be given that our insurance coverage will be sufficient to fully insure against all claims that may be made against us.

Research and Development

We own the Today® Sponge. Allendale developed these products prior to our acquisition of Allendale in January 2007. The Today® Sponge is manufactured by NPI under a manufacturing agreement we have signed with that company.

Our other existing products, Fem-V™, MenoCheck® and MenocheckPro®, were not developed by us. They were developed and are manufactured by third parties under distribution agreements we have signed with them. To date, we have not incurred any research and development costs. We are currently collaborating with Bio Pad on the research and development of a non-invasive fetal monitor device, pursuant to which we may incur expenses attributable to research and development. However, we cannot at this time determine the amount of research and development costs that we may incur in the future. Furthermore, we may in the future decide to engage in the research and development of new proprietary products, either on our own or together with one or more partners.

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

The original U.S. patents for the Today® Sponge have expired, and thus we do not have and will not be able to obtain any patent protection with respect to this product as it is currently designed and sold. However, we believe that it would be difficult for a competitor to be able develop, manufacture and sell a similar product in the United States because of the significant regulatory and manufacturing hurdles to do so. We believe that these barriers significantly outweigh the lack of available U.S. patent protection as to this product.

We do not hold patents for any of the other products that we market, distribute or sell. Although we may in the future apply for patent protection if and when we develop patentable technology, the protection afforded by patents depends upon a variety of factors which may severely limit the value of the patent protection, particularly in foreign countries, and no assurance can be given that patents, if granted, will provide meaningful protection for our technology.

Except for the Today® Sponge, we license the core technology on which our products are based from the manufacturers of those products, which in turn either own or license the relevant technology. As to MenoCheck® and MenocheckPro®, we license this technology from ABI on a non-exclusive basis, and as to Fem-V™, we license this technology from Common Sense on an exclusive basis in North America, subject to minimum purchase requirements. Our distribution agreements with QuantRx, Ovulation Tester and Bio Pad covering products under development also contain exclusive licenses for us to market and sell the covered technology in North America.

The trademarks Today®, MenoCheck®, MenocheckPro® and Fem-V™ are owned by us. We have three U.S. registered trademarks, Today®, MenoCheck® and MenocheckPro®, as well as several pending U.S. trademark applications. We have also filed trademark applications in Canada for the trademarks “Fem-V” and “MenoCheck.” We have registered the Today® trademark in the United States, Canada and at least 46 other countries worldwide.

All other trademarks, service marks and trade names referred to in this annual report are the property of their respective owners.

Employees

As of December 31, 2006, we had nine employees, eight of whom were full-time employees. As a result of the acquisition of Allendale in January 2007 and additional hiring, we currently have 13 employees, 12 of whom are full-time employees. None of our employees are unionized or subject to a collective bargaining agreement, and we do not anticipate unionization of our personnel in the foreseeable future. We have not experienced any strikes or work stoppages and we consider relationships with our employees to be good.

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

As a result of the acquisition of Allendale on January 12, 2007, we own the machinery and equipment used to manufacture the Today® Sponge. This machinery and equipment is located at a facility in Norwich, New York, which facility is owned and operated by NPI.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings or claims in the ordinary course of our business and otherwise. As of December 31, 2006, there were no active or pending legal proceedings against us, nor were we involved as a plaintiff in any proceedings or pending litigation. As of December 31, 2006, there are no proceedings in which any of our directors, officers or affiliates, or any record or beneficial holder of more than 5% of our common stock, are an adverse party or have a material interest adverse to us.

As a result of our acquisition of Allendale, we succeeded as a party in interest to a legal proceeding filed by Allendale on May 5, 2006 in the United States District Court for the Southern District of New York captioned Allendale Pharmaceuticals, Inc. v. Radiant Technologies, Inc. In this lawsuit, Allendale has asserted that Radiant breached its obligations to Allendale under an exclusive distribution agreement entered into in March 2004. In addition, Allendale seeks, among other things, a declaratory judgment that it satisfactorily performed its obligations under this agreement, that Allendale validly terminated the agreement and was entitled to monetary damages in an amount to be determined by the court. Radiant has filed counterclaims against Allendale and a subsidiary seeking unspecified compensatory and consequential damages on its claims that Allendale breached the agreement. The claims against the subsidiary have been dismissed without prejudice. Radiant also seeks an accounting for certain of Allendale’s products that were returned by a Radiant customer and exported by Allendale to Canada. In addition, Radiant alleges that it is entitled to payment of approximately $389,000, plus interest and penalties, in connection with a loan agreement between Radiant and Allendale. Allendale has filed responsive pleadings denying Radiant’s claims of liability. We intend to defend this lawsuit vigorously.

On July 18, 2006, George T. Brown, Jr. commenced a proceeding against Allendale in the Superior Court of New Jersey Law Division, Bergen County, seeking damages arising from claims that Allendale breached a written employment agreement with him. As a result of our acquisition of Allendale, we succeeded as a party in interest to this legal proceeding. In January 2007, after our acquisition of Allendale, this claim was settled for $250,000.

In February 2007, Radiant, who was also a stockholder of Allendale prior to the merger, notified us of its intent to exercise appraisal rights with respect to the merger.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Equity

Since December 12, 2005, our common stock has been quoted on the OTC Bulletin Board under the ticker symbol “SNVH.OB.” Between February 10, 2005 and December 12, 2005, our common stock was quoted on the Pink Sheets LLC quotation service under the symbol “SNVH.PK.” Prior to February 10, 2005, we were named Advanced Global Industries Corporation and our shares of common stock were then quoted on the Pink Sheets under the ticker symbol “AGBL.PK.”

According to SunGard® Data Systems Inc., the following table provides high and low bid prices for a share of our common stock for each fiscal quarter of our last two fiscal years. Prices prior to February 10, 2005 reflect operations of Advanced Global Industries Corporation and not Synova Healthcare Group, Inc. or its subsidiaries. These bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2005:
First Fiscal Quarter	$3.05	$1.20
Second Fiscal Quarter	4.00	1.10
Third Fiscal Quarter	2.65	2.35
Fourth Fiscal Quarter	3.18	2.25

Year Ended December 31, 2006:
First Fiscal Quarter	$3.25	$1.81
Second Fiscal Quarter	2.60	1.71
Third Fiscal Quarter	2.10	1.34
Fourth Fiscal Quarter	1.65	0.75

Record Holders and Dividend Policy

As of February 22, 2007, there were approximately 379 holders of record of our common stock, including brokerage firms and clearinghouses holding our common stock in street name for their clients, each of which is considered as one holder.

We have not declared or paid a cash dividend in either of our last two fiscal years and we do not expect to pay cash dividends in the foreseeable future. Furthermore, we have agreed with the holders of our 6.5% senior convertible promissory notes that we will not declare or pay any cash dividends or distributions on our common stock so long as any of the senior notes are outstanding.

Recent Sales of Unregistered Securities

Listed below are sales of unregistered securities effected by the Company during the 2006 fiscal year, except for information that we have previously reported on a Quarterly Report on Form 10-QSB (and amendments thereto) or a Current Report on Form 8-K.

•

As part of the units sold in our January 2006 unit offering, as amended, we issued warrants to purchase in the aggregate approximately 1,789,314 shares of common stock at an exercise price of $2.50 per share.

•

In June 2006, we commenced a private placement of our common stock to investors at a price of $1.50 per share. As of December 31, 2006, we had sold an aggregate of 221,000 shares of common stock for a total offering price of $331,500. Placement agent fees and other expenses associated with the offering were $23,205.

•

In connection with our July 2006 bridge note offering, as of December 31, 2006, we received $1,455,000 in proceeds from the sale of $1,500,000 in aggregate principal amount of bridge notes and related warrants, net of offering expenses of $45,000. The warrants entitled the holders to purchase in the aggregate up to 300,000 shares of common stock at an exercise price of $1.50 per share.

Offers and sales of securities offered and sold in these transactions were effected without registration under the Securities Act, in reliance upon the exemption provided by Rule 506 and/or Section 4(2) thereunder, and outside the jurisdiction of the United States in reliance upon Regulation S promulgated thereunder. We believe that the U.S. transactions were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 thereunder because the subject securities were sold to a limited group of persons, each of whom was believed to have been (i) either an accredited investor or a sophisticated investor at the time of the sale and had a pre-existing business or personal relationship with us, our management or a placement agent engaged by us, and (ii) purchasing the securities for investment without a view to resale or further distribution. Restrictive legends stating that the securities may not be offered and sold in the United States absent registration under the Securities Act or an applicable exemption therefrom were placed on certificates evidencing the securities and/or agreements relating thereto. We believe no form of general solicitation or general advertising was made in connection with the offer or sale of these securities.

We believe that the foreign transactions were exempt from registration under the Securities Act because the subject securities were sold to persons believed not to have been “U.S. Persons” as defined in Regulation S, and in compliance with the other terms and conditions of Regulation S. Restrictive legends were placed on certificates evidencing the common stock and/or agreements relating to the right to purchase such shares. We believe no form of directed selling efforts, as defined in Regulation S, was used in the offer or sale of these securities.

Issuer Repurchases of Equity Securities

During 2006, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) purchased any of our shares of common stock.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-KSB. This discussion and analysis contains forward-looking statements relating to our future events or our future financial performance. These forward-looking statements involve certain risks, uncertainties and assumptions. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur. Our actual financial results and performance may differ materially from those anticipated. Factors that may cause actual results or events to differ materially from those contemplated by the forward-looking statements include, among other things, the matters set forth under the caption “Risk Factors” below. You are cautioned not to place undue reliance on forward-looking statements contained in this annual report as they speak only as of the date of this annual report. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Item 1. Description of Business – Forward Looking Statements.”

Unless the context indicates otherwise, all share and per share amounts stated in this section, including the exercise price of warrants and options, have been adjusted as described above to reflect our acquisition of Synova Healthcare, Inc. on February 10, 2005 as described in more detail below.

History and Background

We were formed as a Nevada corporation on September 1, 1998 under the name Centaur Capital Group, Inc. Our initial business strategy was to use human genetics in order to discover novel pharmaceuticals, but this business never developed and was abandoned in 2001. We changed our name numerous times since our original formation, but as of December 31, 2004, our name was Advanced Global Industries Corporation. We were a development stage company with no active business from the time of our original formation until our acquisition of Synova Healthcare, Inc., the entity that, prior to this acquisition, operated our non-invasive diagnostic healthcare products business.

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

In January 2006, we sold an additional $500,000 of units in a second unit offering consisting of 25,000 shares of our common stock and a warrant to purchase 12,500 shares of our common stock with a purchase price of $50,000 per unit. These warrants were exercisable at $3.00 per share, and, subject to certain rights we have to call the redemption of the warrants, had a term of five years following their issuance. As a result of this offering, we amended the terms of the securities sold in the October 2005 unit offering to match substantially all of the terms of the units sold to the investors in January 2006.

On January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of Bio Pad on a fully-diluted basis, excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad, for $2.63 million in cash. This share purchase was effected in connection with our September 2005 distribution agreement with Bio Pad pursuant to which we and Bio Pad agreed to jointly develop certain fetal monitoring products. The cash purchase price was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to Bio Pad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

In March 2006, Synova Pre-Natal and Bio Pad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor’s ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product.

On March 16, 2006, we amended the terms of the units we sold in January 2006. Each unit was modified to consist of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share, subject to adjustment. The purchasers of units in January 2006 were issued in the aggregate 83,332 shares of common stock for no additional consideration. These shares represent a “full-ratchet” anti-dilution adjustment of the purchase price from $2.00 to $1.50 per share. Furthermore, the warrants subscribed for by these purchasers were amended to increase the number of shares issuable under them by an aggregate of 41,666, to provide 50% warrant coverage of the anti-dilution shares issued. The warrants were also amended to reduce the exercise price from $3.00 to $2.50 per share and to decrease the redemption right trading price threshold from $5.00 to $4.00 per share. In April 2006, we amended the terms of the offering for all other investors who purchased units in the October 2005 offering prior to March 2006 accordingly. As of May 12, 2006, when our January 2006 unit offering terminated, we sold a total of 93.84 units in this offering representing an aggregate purchase price of approximately $4.7 million.

In July 2006, we commenced a private placement of up to $2,000,000 of our 2006 convertible bridge notes and related warrants to purchase our common stock. The bridge notes were unsecured obligations of the Company, were sold at 100% of principal amount and bore interest at 12% per year. All principal and unpaid and accrued interest under the bridge notes were to be due and payable upon the earlier of 180 days from the original issuance date of the bridge notes or the first date on which funds were advanced to us or any affiliate pursuant to a subsequent offering of any of our securities resulting in gross proceeds to us of at least $15 million. The bridge notes were convertible into common stock at a conversion price of $2.00 per share, subject to adjustment. These warrants required us to issue to the holder upon exercise a number of shares of common stock equal to 30% of the principal amount of bridge notes divided by the exercise price of $3.00, subject to adjustment.

In September 2006, we and the holders of the bridge notes and warrants agreed to amend the terms of these securities. The maturity date of the bridge notes was amended to require repayment of all principal and unpaid and accrued interest under the bridge notes upon the earlier of 180 days from the original issuance date of the bridge notes or the first date on which funds are advanced to us or any affiliate pursuant to any sale of our securities in a subsequent offering resulting in gross proceeds to us of at least $5 million. Furthermore, the conversion price of the bridge notes was reduced from $2.00 to $1.50, subject to adjustment. In addition, the bridge notes were amended to provide that if we did not complete the subsequent offering by October 31, 2006 and the conversion price was at that time greater than $1.00 per share, the conversion price would subsequently be reduced to $1.00 per share, subject to adjustment. The exercise price of the warrants was reduced to $1.50 per share, subject to adjustment. The conversion price of the bridge notes was ultimately reduced from $1.50 to $1.00 per share because the subsequent offering was not completed by October 31, 2006. As of December 31, 2006, we sold $1.5 million in bridge notes and warrants, and we received $1,455,000 in net proceeds therefrom. The net proceeds from the sale of the bridge notes and related warrants were used in substantial part to:

•	repay indebtedness originally incurred in July 2006 to pay part of a non-refundable fee required by a distribution agreement entered into between Synova Healthcare, Inc. and a distributor;

•	repay $100,000 that had been advanced to us on an interest-free basis on September 8, 2006 by one of our executive officers; and

•	support working capital and other needs associated with our developing line of women’s healthcare products.

These notes were repaid in full in January 2007 with the proceeds from our private placement of senior convertible promissory notes.

Business Overview

We are focused on the development, distribution, marketing and sales of women’s products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. Our products are designed to deliver a meaningful difference in healthcare management for women. Our goal is to provide healthcare solutions that address every stage of a woman’s reproductive life.

We distribute and sell our products over the counter, or OTC, to retail customers through drug stores, grocery stores and other retail outlets. Certain of our products are also distributed for use by healthcare professionals at the point of care, or POC, through medical supply companies. Historically, we marketed and sold our products only in the United States. Since acquiring Allendale on January 12, 2007, we also market and sell the Today® Sponge in the United States and Canada and are seeking to do so in Europe. Our products are also available for purchase via the Internet.

We currently market and sell our products under the brand names Today®, Fem-V™, MenoCheck® and MenocheckPro®. The Today® Sponge is a non-hormonal contraceptive device that combines barrier and spermicidal methods to prevent conception. Fem-V™ is a non-invasive diagnostic test designed to assist women in detecting and diagnosing the presence of elevated vaginal acidity, often indicating a vaginal infection. MenoCheck® and MenocheckPro® are in-home and in-office non-invasive diagnostic tests used to detect and diagnose the onset of menopause.

Existing Products

The Today® Sponge. In January 2007, in connection with our acquisition of Allendale, we acquired the rights to manufacture and sell the Today® Sponge. Made of soft, disposable polyurethane foam, the Today® Sponge contains the widely-used spermicide nonoxynol-9. The Today® Sponge provides contraceptive protection by killing sperm, blocking entry of sperm into the cervix and by absorbing and trapping sperm. We believe that non-hormonal birth control products, including the Today® Sponge, condoms and other spermicides, are essential for women who cannot use or tolerate hormonal birth control products.

Fem-V™ In the second quarter of 2006, we began to distribute and sell the Fem-V™ Vaginal Infection Test. This product is a convenient, easy-to-use non-invasive self-test for women who believe their vaginal discharge to be abnormal and who suspect the presence of a vaginal infection. Fem-V™ has been developed in a convenient pantiliner design, with a removable diagnostic test strip. This test is intended to give an initial indication regarding the potential causes of abnormal vaginal discharge and assists women in determining whether a doctor visit is required, or whether an OTC treatment may be considered for the treatment of the symptoms.

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

New Business Development

The ongoing introduction of new products and the expansion of our product portfolio is a key strategic objective for us, and is considered critical to our long-term success. Approximately 61% of our net sales in 2006 were derived from sales of our MenoCheck® and MenocheckPro® products. We believe that, in order to be successful, we must develop, license or acquire additional products for sale through our various points of distribution. As a result, a substantial amount of management time and effort was expended in 2006, and will continue to be invested in the future, on new business development.

On January 12, 2007, we acquired Allendale Pharmaceuticals, Inc., a company that owns the rights to manufacture and sell the Today® Sponge. The Today® Sponge is the subject of an FDA-approved new drug application owned by Allendale and is manufactured in a facility owned and operated by NPI. Allendale owns all of the machinery and equipment used to make the Today® Sponge. See “Item 1. Description of Business — Acquisition of Our Marketed Products — The Today® Sponge.”

In 2006, we also entered into additional distribution agreements with respect to products we intend to develop and market in the future:

•

Bio Pad Ltd.: We and Bio Pad Ltd., an early stage Israeli research and development company, have agreed to jointly develop a non-invasive fetal monitoring medical device. We will be the exclusive distributor of this product in the United States, Canada and Mexico. We also hold a right of first offer in all other global geographic territories.

In connection with this distribution agreement, on January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of Bio Pad on a fully-diluted basis, excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad, for $2.63 million in cash. The cash purchase price was paid in several installments into an escrow account, with the final installment of approximately $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to Bio Pad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement.

In March 2006, Synova Pre-Natal and Bio Pad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor’s ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product.

•

QuantRx Biomedical Corporation. Formerly known as A-Fem Medical Corporation, QuantRx, as an outsourced development partner, is developing certain products on our behalf that we expect will allow us to expand our non-invasive diagnostic portfolio in the women’s healthcare industry. QuantRx has access to proprietary technology and the manufacturing capacity to rapidly develop and efficiently produce non-invasive diagnostic tests for both the OTC and POC distribution channels. In the third quarter of 2006, we entered into a distribution agreement with QuantRx giving us, for a period of approximately five years, the exclusive right to distribute, market and sell an OTC product designed to treat and provide relief from hemorrhoids. Upon signing this agreement, we paid QuantRx a non-refundable cash fee of $500,000.

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

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions that we believe are reasonable are based upon the information available at the time the estimates or assumptions are made. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Subject to these criteria, except with respect to retailers, distributors or wholesalers that buy products from us on pay-on-scan terms and except as otherwise described below, we will generally recognize revenue at the time our merchandise is received by the retailer, distributor or wholesaler.

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

Based on the monitoring of sales activity and the reordering patterns of our major customers, we have established an allowance for returned product at this time. We have experienced returns in the normal course of business and expect to do so in future periods. We will continue to monitor sales activity and our customer ordering patterns to determine whether the return allowance amount is reasonable in the future based upon actual and expected return activity.

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

Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices and is stated at the lower of cost – determined by the first-in, first-out method – or market. An allowance has been provided for expired product and product that will expire within 120 days from year end.

We have a formal policy for returns, solely for unsaleable product. We use a return allowance procedure to issue authorizations to retailers to destroy or return damaged or expired product. This ensures that we can effectively govern and oversee the amounts and reasons for any return of unsaleable product. The method we use to determine return exposure for unsaleable product in a distribution channel consists of analyzing the orders from our customers to ensure that they correlate with the product movement at the point of sale. In order to do this effectively, many different factors are considered, including:

•	Ex-factory sales analysis
•	We assess the size and frequency of the orders by customer.
•	We verify that the size and frequency of the orders correlate with our current channel estimates.

•	Point-of-Sale Analysis
•	We receive actual sales information from our customers, either directly or indirectly.
•	We receive indirect customer sales information from two different data sources.

•	Metric Analysis
•	Using data obtained from similar customers, we are able to reasonably estimate point-of-sale levels at a retailer that does not report sales.
•	We use a metric, such as estimated units sold per store or retailer, upon which we base our estimates.
•	We validate these estimates with reports that we obtain from the retailer.

•	Business Planning
•	Each year, we establish a business plan for each customer, which includes sales estimates and cooperative advertising estimates.
•	When we assess inventory levels, we also consider upcoming promotional activities and co-operative advertising initiatives, as these efforts may cause periodic increases in sales.
•	For example, if a retailer is having a promotion to drive sales, we can reasonably expect, based on prior experience, that the retailer will order more product during that period.
•	Similarly, historical evidence suggests that when we launch major marketing initiatives, we cause sales to rise at the point of sale.
•	As a result of these efforts, existing inventory for the channel would normally diminish, which would trigger an increase in order activity from channel customers.

Using the above information, along with management guidance, we can readily determine exposure due to returns that may result from unsaleable product and record an allowance for product returns, if deemed necessary.

Impairment of Long-Term Investments. Beginning in fiscal year 2006, we began to evaluate our long-term investment, namely our interest in Bio Pad, for impairment on an annual basis and will perform evaluations for impairment more frequently if required. The impairment, if any, is measured by the difference between the carrying amount of this investment and its fair value based on the best information available, including discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of our long-term investments are affected by factors such as the ongoing financial performance of the investment and additional capital raises by the investee, as well as general changes in the economy. We did not have any investments in 2006 that required an evaluation for impairment, other than Bio Pad.

Advertising Expenses. Advertising costs are expensed as incurred. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, prepaid advertising represents advertising, distribution and monitoring costs with respect to advertisements in various media that have not yet aired.

We treat temporary price reduction, or TPR, programs, merchandising fees, co-operative advertising and slotting expenses as a reduction to our gross sales. We record the liability for TPR expenses when persuasive evidence exists that we and the customer or distributor have reached agreement and that an advertising action will result in an expense to us in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, if the TPR recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

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

Stock-Based Compensation. In 2005, we accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which for employee stock options permitted the use of the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123, we were required to disclose in the notes to our consolidated financial statements the pro forma effects for accounting for stock-based compensation as if we had used the fair value method instead of the intrinsic value method under APB No. 25 where compensation expense was not recorded.

As of January 1, 2006, SFAS No. 123 (revised 2004), Share-Based Payment, has eliminated our ability to account for stock-based compensation transactions effected after January 1, 2006 using the intrinsic value method under APB No. 25. SFAS No. 123R requires instead that such transactions be accounted for using a fair-value-based method. See Note 3 of the Notes to Consolidated Financial Statements. Because we record as an expense the grant date fair value of all stock-based compensation in accordance with SFAS No. 123R, pro forma disclosures are no longer necessary for periods on and after January 1, 2006.

On January 1, 2006, we adopted SFAS No. 123R using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized during 2006 includes compensation cost for all share-based payments that were granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We presently use the following assumptions in determining the grant date fair value of an award under the Black-Scholes options valuation model: no dividend yield, expected volatility of 64% (for options with a ten-year expected time to expiration) and 61% to 63% (for options with less than a ten-year expected time to expiration), and a risk-free interest rate between 4.5% and 5.2%; however, in the future, we may need to adjust these assumptions in accordance with SFAS No. 123R and generally accepted accounting principles. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.

During the year ended December 31, 2006, our net loss increased by approximately $755,567 as a result of stock-based compensation expense from the adoption of SFAS No. 123R. As of December 31, 2006, there was $662,538 of unrecognized compensation expense related to non-vested market-based share awards, which expense is expected to be recognized through December 31, 2010.

Restatement of Prior Unaudited Financial Results

On March 14, 2006, after consultation among management, our Audit Committee and Morison Cogen LLP, our independent registered public accounting firm, we concluded that our previously issued financial statements at and for the six months ended June 30, 2005 and the nine months ended September 30, 2005 required restatement. We determined that during these interim periods, we incorrectly recorded revenue upon shipment of product to a new major retail customer and that we should have appropriately recorded revenue upon resale of the product by the retail customer. The arrangement with the retail customer extended the right to return to us any product that was not sold or otherwise failed to meet the retail customer’s expectations. Under these specific terms, the sale of product to the retail customer was essentially contingent upon the retail customer’s resale of the product. Therefore, the recognition of revenue upon actual shipment of product to such retail customer was not permitted under generally accepted accounting principles, and instead should have been properly recognized upon the retail customer’s actual resale of the product.

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

Restatement Adjustment	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
(Decrease) in net sales	$(44,723)	$(44,723)	$(44,159)	$(88,882)
(Increase) in loss from operations	$(36,069)	$(36,069)	$(35,615)	$(71,684)
(Increase) in net loss	$(36,069)	$(36,069)	$(35,615)	$(71,684)
(Increase) in basic net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Our financial statements for the year ended December 31, 2005 reflect all adjustments included as part of these restated interim financial statements.

Results of Operations – Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. The following table sets forth information regarding our total gross and net sales categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Year Ended December 31,
	2006	2005
OTC Sales:
Gross OTC sales	$458,779	$456,190
Less:
Damages and other returns	141,664	97,280
Co-operative advertising	162,995	199,907
Coupons, rebates and Promotions	3,450	8,150

Net OTC sales	$150,670	$150,853

POC Sales:
Gross POC sales	$38,305	$51,510
Less:
Damages and other returns	1,005	34

Net POC sales	$37,300	$51,476

Total Sales:
Gross sales	$497,084	$507,700
Net sales	$187,970	$202,329

Net sales consist of product sales, net of product returns, costs associated with temporary price reductions, or TPRs, and co-operative advertising expenses. Net sales decreased $14,359, or 7.1%, to $187,970 for the year ended December 31, 2006, from $202,329 for the year ended December 31, 2005. This decrease was attributable in part to an overall decline in the number and dollar value of diagnostic test units sold in 2006 compared to 2005. Also, as shown above, in 2006 we incurred an additional $44,384 in damages and other returns as compared to 2005, which resulted from the aging of product manufactured in 2005 that expired in 2006 prior to sale. Finally, our co-operative advertising expenses as a percentage of gross sales decreased from 39% in 2005 to 33% in 2006, meaning that in 2006 we spent a lesser proportion of each gross sales dollar on these advertising expenses as compared to 2005.

OTC. Net OTC sales decreased by $183, less than 1%, to $150,670 for the year ended December 31, 2006 from $150,853 for the year ended December 31, 2005. The decrease was nominal due to having both our MenoCheck® and Fem-V™ products in distribution. Sales of Fem-V™ accounted for 37% of gross sales and 49% of net sales in 2006.

POC. Net POC sales decreased by $14,176, or 27.5%, to $37,300 for the year ended December 31, 2006 from $51,476 for the year ended December 31, 2005. This decrease in net POC sales resulted from our decreased marketing and advertising of our MenocheckPro® product to physicians and medical practices.

Cost of Net Sales. Cost of net sales increased by $46,961, or 21.4%, to $266,141 for the year ended December 31, 2006, from $219,180 for the year ended December 31, 2005. The increase in cost of net sales was attributable to an increase in the amount of expired or outdated inventory of $104,764 during 2006 and warehouse handling and freight expenses, which increased by $13,998, or 79.4%, to $31,616 for the year ended December 31, 2006 from $17,618 for the year ended December 31, 2005. Compared to gross sales, the cost of net sales increase amounted to only 10.2%.

Cost of net sales as a percentage of net sales increased to 141.6% for the year ended December 31, 2006 from 108.3% for the year ended December 31, 2005. The increase in cost of net sales as a percentage of net sales was caused by an increase in the amount of returns and reserves, coupled with an increase in our co-operative advertising costs associated with such net sales, which advertising costs are subtracted from gross sales to arrive at realized net sales, and increased logistics and inventory obsolescence costs.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $163,018, or 5.8%, from $2,788,250 for the year ended December 31, 2005 to $2,625,232 for the year ended December 31, 2006. The decrease in selling and marketing expenses reflected a decrease of $99,551 related to medical advisory board and clinical studies and a decrease of $537,932 related to our OTC direct sampling and mail advertising initiatives, offset by an increase in advertising and other promotions of $192,005 and an increase of $147,444 in expenses related to the launch of Fem-V™. These other marketing expenses were comprised of an increase of $135,016 related to marketing and product research to expand our product line.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees, and these expenses increased $1,260,245, or 87.6%, from $671,670 for the year ended December 31, 2005 to $1,931,915 for the year ended December 31, 2006. This increase resulted primarily from our increase in our headcount to eight full-time employees and one part-time employee at December 31, 2006, including the hiring of our marketing director, as compared to six full-time employees at December 31, 2005, as well as from the recognition under SFAS No. 123R of personnel expenses related to the fair value of equity compensation issued to our employees during the year ended December 31, 2006. This stock-based compensation expense attributable to personnel expenses totaled $736,107 for the year ended December 31, 2006.

General and Administrative Expenses. General and administrative expenses increased $1,475,383, or 125.8%, from $1,173,139 for the year ended December 31, 2005 to $2,648,522 for the year ended December 31, 2006. The increase in general and administrative expenses was driven primarily by an increase of $948,238 attributable to professional fees and consulting expenses associated with being a public reporting company for all of 2006, an increase of $63,464 in travel and entertainment expenses for investor relations and to expand our product lines, and an increase in the amount of penalties incurred under our registration rights agreements from $475,703 for the year ended December 31, 2005 to $583,525 for the year ended December 31, 2006.

Operating Loss. Our operating loss increased by $2,633,930, or 56.7%, from $4,649,910 for the year ended December 31, 2005 to $7,283,840 for the year ended December 31, 2006. Most of this increase in our operating loss was attributable to the increase in personnel expenses and general and administrative expenses discussed above.

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in Bio Pad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by Bio Pad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $505,508 for the twelve months ended December 31, 2006, which represented 25% of Bio Pad’s year-to-date loss of $1,274,625 along with amortization of intangible assets. We did not recognize any expense for the twelve months ended December 31, 2005 because we did not account for this interest in Bio Pad under the equity method until we completed the acquisition of Bio Pad in the first quarter of 2006.

Net Loss. Our net loss increased by $3,214,574, or 66.7%, from $4,816,913 for the year ended December 31, 2005 to $8,031,487 for the year ended December 31, 2006. This increase occurred primarily as a result of the increase in our operating loss from year to year, the increase in interest expense and our 25% equity interest in an unconsolidated entity, which amounted to $505,508 in equity loss.

Liquidity and Capital Resources

Cash on Hand. As of December 31, 2006, we had $0 in cash on hand compared to $204,576 in cash on hand as of December 31, 2005. The decrease in cash on hand of $204,576 from December 31, 2005 resulted from the repayment of debt and cash used in our operating and investing activities, offset by net proceeds from loans, our unit offerings and the exercise of common stock purchase warrants.

Cash Used in Operating Activities. Our operating activities used $4,458,618 in cash for the year ended December 31, 2006, as compared to $3,401,206 in cash used in our operating activities for the year ended December 31, 2005. This differential was primarily attributable to the increase in our net loss from period to period, offset by:

•

increases in accounts payable and accrued expenses of $2,856,003 due to corporate public relations initiatives, marketing expenses associated with our MenoCheck® and Fem-V™ products, increased legal and accounting expenses, and registration rights agreement penalties;

•	the recognition of $755,567 in stock-based compensation as a result of our adoption of SFAS No. 123R as of January 1, 2006;

•	the recognition of $505,508 representing our equity in the loss of Bio Pad on our financial statements for the year ended December 31, 2006;

•	an increase in inventory of $288,516 related to the rollout of our Fem-V™ product in the third quarter of 2006; and

•	a decrease in accounts receivable of $19,423.

Cash Used in Investing Activities. Our cash used in investing activities for the year ended December 31, 2006 was $2,127,544, an increase from $819,762 for the year ended December 31, 2005. The substantial majority of this increase in cash used in investing activities was attributable to our investment in Bio Pad and deferred costs of $93,991 in conjunction with the acquisition of Allendale. We also invested in computer and office equipment and leasehold improvements for our personnel amounting to $108,028 for the year ended December 31, 2006.

Cash Provided by Financing Activities. The $72,605 cash as of December 31, 2006 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with our lease of our principal executive offices. Financing activities provided cash of $6,381,586 for the year ended December 31, 2006, compared to $4,414,990 in cash provided for the year ended December 31, 2005. The increase in financing activity cash occurred primarily because of our capital raising activities in 2006. During the year ended December 31, 2006, we received $4,927,282 in net proceeds for the issuance of units in our October 2005 and January 2006 unit offerings, $308,295 in net proceeds from our June 2006 common stock offering, and $269,280 of net proceeds pursuant to the exercise of outstanding common stock purchase warrants. We also borrowed $282,000 under our line of credit during the year and issued $1,500,000 in bridge notes and related warrants. We used the net proceeds from these capital raising efforts to pay $93,991 in expenses associated with our proposed senior note offering and to repay $200,000 outstanding under our line of credit and $711,085 of other loans payable during the year ended December 31, 2006, including $100,000 of indebtedness to one of our executive officers that had been advanced to us on an interest-free basis.

Capital Resources. As of December 31, 2006, our working capital deficit was $4,882,941, which was an increase of $3,740,647 from a working capital deficit of $1,142,294 at December 31, 2005. This increase in working capital deficit is primarily a result of the losses incurred for the year ended December 31, 2006 and our investment in Bio Pad.

In January 2006, we sold $500,000 of units consisting of 25,000 shares of our common stock and a warrant to purchase 12,500 shares of our common stock with a purchase price of $50,000 per unit. These warrants were exercisable at $3.00 per share, and subject to certain rights we have to call the redemption of the warrants, had a term of five years following their issuance. In connection with this private offering, we agreed to register for resale the shares issued to the investors in the unit offering, as well as the shares underlying the warrants issued in the offering and shares underlying certain options awarded to the placement agents in the unit offering. As a result of this offering, we amended the terms of the securities sold in the October 2005 unit offering to match substantially all of the terms of the units sold to the investors in January 2006.

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

As part of the units sold in the February 2005 unit offering, we issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. For the nine months ended December 31, 2006, we issued 136,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to us from the exercise of those warrants amounted to $269,280, net of offering costs of $2,720.

On March 28, 2006, and under the terms of the January 2006 unit offering as amended on March 16, 2006, we sold 30 units to an investor in a private placement at a purchase price of $50,000 per unit, amounting to gross cash proceeds of $1.5 million from this investment. We have entered into a registration rights agreement with this investor requiring us to file a registration statement by April 14, 2006 covering the resale of the shares of common stock purchased by the investor and underlying these warrants, which registration statement was ultimately filed with the SEC on May 12, 2006. We were also required to use best efforts to cause this registration statement to be effective by June 28, 2006. As of December 31, 2006, this had not occurred. From January 1, 2006 to May 12, 2006 (the termination date of this offering), excluding the units sold in January 2006, we sold 83.84 units in a number of separate transactions in this unit offering, representing aggregate gross proceeds of $4,192,000.

In June 2006, we sold an aggregate of 221,000 shares of common stock and received $308,295 in proceeds, net of offering expenses of $23,205.

In July 2006, we commenced a private placement of up to $2,000,000 of our 2006 convertible bridge notes and related warrants to purchase common stock. The bridge notes were our unsecured obligations, were sold at 100% of principal amount and bore interest at 12% per year. All principal and unpaid and accrued interest under the bridge notes were to be due and payable upon the earlier of (i) 180 days from the original issuance date of the bridge notes or (ii) the first date on which funds are advanced to us or any affiliate pursuant to any sale of our securities resulting in gross proceeds of at least $15 million. The bridge notes were convertible into our common stock at a conversion price of $2.00 per share, subject to adjustment. The warrants required us to issue to the holder upon exercise a number of shares of common stock equal to 30% of the principal amount of the bridge notes divided by the exercise price of $3.00, subject to adjustment. The exercise price of each warrant may be adjusted in the event of any subdivision or combination of the common stock or any distribution of a dividend payable in shares of our common stock to holders of our common stock.

In September 2006, we and the holders of the bridge notes and warrants agreed to amend the terms of the securities, as well as the provisions of a registration rights agreement with respect to the shares of common stock underlying these securities. The maturity date of the bridge notes was amended to require repayment of all principal and unpaid and accrued interest under the bridge notes upon the earlier of (i) 180 days from the original issuance date of the bridge notes or (ii) the first date on which funds are advanced to us or any affiliate pursuant to a subsequent offering of our securities resulting in gross proceeds of at least $5 million. Furthermore, the conversion price of the bridge notes was reduced from $2.00 to $1.50, subject to adjustment. In addition, the bridge notes were amended to provide that if such a subsequent offering was not completed by October 31, 2006 and the conversion price was at that time greater than $1.00 per share, the conversion price would subsequently be reduced to $1.00 per share, subject to adjustment. On October 31, 2006, the conversion price was ultimately reduced to $1.00 per share pursuant to this provision.

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

In addition, in October 2006, we sold $500,000 in principal amount of bridge notes, as amended as described above, and new warrants to purchase up to an aggregate of 100,000 shares of common stock, including warrants to purchase 60,000 shares of common stock issued in July 2006 that were cancelled and replaced with new warrants as described above, at an exercise price of $1.50 per share, subject to adjustment. The amended registration rights agreement described above covers all shares of common stock underlying the bridge notes and the new warrants. As of December 31, 2006, we received $1,455,000 in proceeds from the sale of $1,500,000 in aggregate principal amount of bridge notes and new warrants, net of offering expenses of $45,000. On January 19, 2007, we repaid all outstanding principal and interest due under these bridge notes.

In April 2005, we secured a line of credit and term loan with Wachovia Bank, N.A. for $300,000 and $475,000, respectively. The term loan bore interest at a rate of 5.25% per year and expired on April 28, 2006, at which time it was paid in full. The line of credit was to expire April 28, 2007 and bore interest at Wachovia Bank’s prime rate, plus .50%, which as of December 31, 2006 was equal to 8.75% per year. This line of credit was repaid in full with the proceeds of our January 2007 senior note offering and was terminated.

We estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until the first quarter of 2008. We expect that we may need additional debt or equity financings or arrange for alternative sources of temporary or permanent financing to meet our liquidity requirements beyond the first quarter of 2008. See “ — Plan of Operations” below. We presently believe that we can raise additional capital as needed to support operations for the immediate future. There can be no assurance that the proceeds from capital transactions will continue to be available, that our net sales will increase to assist with our cash needs, that a sufficient amount of our securities can or will be sold, or that any of our common stock purchase warrants will be exercised to fund our operating needs.

Plan of Operations. Since we have not generated sufficient revenues from operations to meet our operating expenses, we have historically financed our operations primarily through issuances of equity and the proceeds of our debt instruments. In the past, we have also sought to alleviate our cash needs by relying on the issuance of stock, options and warrants to fund certain operating costs, including consulting and professional fees. As a result of the closing on January 12, 2007 of our $15.0 million senior convertible note offering described above, we believe we presently have sufficient available capital to fund our anticipated operations for at least the next 12 months, although we cannot assure you that the net proceeds from this offering will be sufficient to operate and grow our business as we intend during such time period without needing to obtain additional sources of capital.

We believe that in the future we will be able to raise additional capital as needed to support operations. In support of this view, management has been fully engaged in locating sources of capital, and since January 1, 2006, we have raised approximately $20.7 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. We also received in the first nine months of 2006 net proceeds of $269,280 from the exercise of common stock purchase warrants.

While we believe we will be able to obtain future financing on terms acceptable to us, if we are not successful in finding permanent debt or equity financing, we will need to expend significant efforts to find other sources of capital to meet our ongoing operating and business expenses. The terms of our senior notes also significantly limit our ability to sell equity or incur debt, and we cannot assure you that we will be able to repay or refinance the senior notes or obtain the consent of the holders of the senior notes, if necessary, to obtain additional capital should we need or want to do so. We are also focusing on opportunities to increase our net sales while seeking to manage our operating expenses in an attempt to preserve as much as practical our available cash resources. If we are unable to raise sufficient capital resources on terms acceptable to us, our business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The successful growth and operation of our business is dependent upon our ability to do any or all of the following:

•	obtain as needed adequate sources of debt or equity financing to meet our operating expenses and fund the continuation of our business operations in the long-term;

•	identify new product offerings to complement and expand our current and projected future business;

•	manage or control working capital requirements by reducing advertising, selling, marketing, and general and administrative expenses;

•	optimize the marketing and development of our existing product offerings through less capital intensive channels;

•	develop new and enhance existing relationships with product retailers and other points of distribution for our products; and

•

seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for us upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

Contractual Obligations. We lease office space under a lease that expires on November 30, 2011. Future minimum annual rent obligations as of December 31, 2006 were as follows:

Year	Minimum Annual Lease Payment
2007	$93,485
2008	95,649
2009	97,813
2010	99,977
2011	93,628

Total	$480,552

Our $300,000 line of credit and $475,000 term loan with Wachovia Bank expired on April 28, 2006. The term loan was paid in full at or prior to maturity and the line of credit has been extended to April 28, 2007. As of December 31, 2006, $282,000 in principal was outstanding under the line of credit. In January 2007, the line of credit was repaid in full with the proceeds of our senior note offering and was terminated.

Under the terms of our distribution agreement with Common Sense Ltd., the manufacturer of our Fem-V™ product, we have agreed to make an initial purchase of approximately $500,000 in product, scheduled to be delivered in four quarterly installments during 2006. The purchase price for these deliveries is to be paid pursuant to the payment terms established under the distribution agreement, except that we were required to make, and we made, payment for the initial delivery of product upon signing of the distribution agreement. Under this agreement, we were required to pay Common Sense an additional $275,000 for product that was to be delivered in 2006. Final delivery occurred in January 2007 and, therefore, pursuant to the terms of this distribution agreement, these payments were made as of February 16, 2007.

In June 2006, we engaged a firm to provide us with investor and public relations services. The agreement is terminable by either party at any time. We agreed to pay this firm a monthly fee of $17,500 in cash. Additionally, upon execution of the agreement, we agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares vested on the six-month anniversary of the agreement and the remaining 100,000 shares will vest on the 12-month anniversary of the agreement, subject in each case to the firm remaining engaged by us under the terms of the agreement on the vesting date. Until vesting, the firm is not entitled to receive these shares and cannot assign, exchange, pledge, gift, transfer or otherwise encumber or dispose of them. For the year ended December 31, 2006, we accrued an expense of $196,411 in connection with these shares.

Pursuant to the terms of our engagement of placement agents in connection with the January 2006 unit offering, we have the obligation to pay to the placement agents, upon the funding of an investment, cash compensation equal to 7% of the gross proceeds received from investors introduced to us by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit purchase option. The placement agents will receive registration rights for all shares of common stock that may be issued under the unit purchase options. During 2006, the Company has accrued non-cash offering costs of $66,354 for these unpaid obligations with respect to the January 2006 unit offering.

As of December 31, 2006, we had issued $1.5 million of convertible bridge notes and related warrants. The bridge notes bore interest at a rate of 12% per year and were convertible into shares of our common stock at a rate of $1.00 per share. On January 19, 2007, we repaid all outstanding principal and interest due under these bridge notes.

As of December 31, 2006, we had no other material commitments or obligations.

Off-Balance Sheet Items. We had no off-balance sheet items as of December 31, 2006.

Related Party Transactions. A description of material related party transactions is included in response to “Item 12. Certain Relationships and Related Transactions, and Director Independence.”

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108. SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential buildup of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB 108 in fiscal 2007. We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

Risk Factors

An investment in our securities is very speculative and involves a high degree of risk, including, but not necessarily limited to, the risks described below. You should carefully consider the following material risks, together with the other information contained in this annual report, before deciding whether to invest in or purchase any of our securities in this offering. Our business, results of operations and financial condition could be materially harmed by the occurrence of one or more of the circumstances described below. In that case, the market price or value of our securities could decline and you could lose all or part of your investment.

Risks Related to a Continuing Investment in our Senior Notes

Our substantial indebtedness could adversely affect our business and financial condition and could prevent us from fulfilling our obligations under the senior notes.

We now have, and will continue to have in the foreseeable future, a significant amount of debt. As of December 31, 2006, we had approximately $1.8 million of total debt outstanding. However, on January 12, 2007, in connection with our acquisition of Allendale, we issued $15.0 million in senior notes. Subject to the terms of the agreement and instruments governing our senior notes, we may be permitted to incur additional indebtedness, including secured debt, in the future.

The degree to which we are leveraged could have important adverse consequences to us, limiting management’s choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend on our future performance, our ability to successfully implement our business strategy and our ability to obtain other financing. Our indebtedness could also adversely affect our financial position.

Our substantial indebtedness could have important consequences to holders of the senior notes and our other securities. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the senior notes and our obligations under our other indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Amounts outstanding from time to time under other present and future indebtedness may mature prior to the 2012 maturity date of the senior notes and may be payable in cash. In addition, upon the occurrence of various events, such as a change of control, some or all of our outstanding debt obligations may come due prior to their maturity date and at a premium to the stated principal amount.

To service our indebtedness, we may require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments, if required, to service our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We believe our cash flows from operating activities and our existing capital resources, including the liquidity provided by the senior notes, will be sufficient to fund our operations and commitments for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future sources of funds will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. To do so, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, or seek additional equity financing. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The agreement and instruments that govern our senior notes contain various covenants that limit our discretion in the operation of our business.

The agreement and instruments that govern our senior notes contain various restrictive covenants that, among other things, require us to comply with and continue to comply with certain financial tests and restrict our and our subsidiaries’ ability to:

•	amend the terms of the senior notes to adversely affect the holders thereof;

•	incur more debt;

•	create liens;

•	amend our articles of incorporation so as to adversely affect the holders of the senior notes;

•	enter into any sale or leaseback arrangement;

•	change the primary focus of our business;

•	make certain investments and payments;

•	enter into transactions with affiliates;

•	enter into agreements that limit a third party’s ability to:

•	pay obligations owed to the holders of the senior notes and

•	make loans, advances or guarantees to us, or pay us dividends or distributions;

•	pay dividends or make other distributions on our common stock;

•	redeem any common stock or common stock equivalents;

•	make any loans, advances or guarantees;

•	obtain subsequent equity financing; and

•	issue common stock or common stock equivalents.

Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and satisfy the financial tests required by the agreement and instruments governing our senior notes. Any failure by us to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, a substantial portion of our debt. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

Failure to comply with covenants in our existing or future financing agreements, or in other agreements related to the sale of the senior notes, could result in a default under the senior notes, which could jeopardize our ability to satisfy our obligations under the senior notes and harm our business.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests required by the senior notes. Failure to comply with any of the covenants in our existing or future financing agreements, or in other agreements related to the senior notes, could result in a default under the senior notes. The senior notes also provide that our failure to satisfy certain covenants we entered into with the senior note investors, including agreements with respect to their registration rights, may trigger an event of default under the senior notes and penalties under such other agreements. A default would permit the lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations under the senior notes. In addition, the limitations imposed by the senior notes on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Our debt contains prepayment or acceleration rights at the election of the holders upon a covenant default, change of control or other circumstances. It is possible that we would be unable to fulfill all of these obligations if, when and as due.

We may be unable to purchase the senior notes upon certain events of default or at the option of holders of the senior notes upon certain events.

Holders of the senior notes may require us to purchase all or any portion of the outstanding principal amount of such holders’ senior notes at a premium to the stated principal amount following certain events of default set forth in the senior notes, including, but not limited to, the failure to make payments with respect to the senior notes when they become due and payable, the failure to perform obligations under other material debt agreements, the occurrence of a change of control, the failure to perform obligations under the agreements and documents governing the senior notes transaction, any bankruptcy of us or our subsidiaries and our failure to reach and satisfy certain financial targets set forth in the senior notes. The holders also have the option to require us to repurchase the senior notes at a premium to the stated principal amount under certain other circumstances. We may be unable to do so when and if required.

If we are unable to repurchase the senior notes, this would constitute an event of default under the agreement and instruments governing the senior notes. In addition, we may not have sufficient funds available at any time we are required to repurchase the senior notes.

Federal and state statutes allow courts, under certain circumstances, to void our subsidiaries’ guarantees of the senior notes under fraudulent transfer laws.

The senior notes are guaranteed by our subsidiaries that have entered into guarantee agreements with respect to the senior notes. Fraudulent conveyance laws permit a court to avoid or nullify the guarantees of the senior notes by our subsidiaries if the court determines that such guarantees were made by a fraudulent conveyance. Generally, if a court were to find that:

•	the debtor incurred the challenged obligation with the actual intent of hindering, delaying or defrauding present or future creditors; or

•	the debtor received less than reasonably equivalent value or fair consideration for incurring the challenged obligation and

•	was insolvent or was rendered insolvent by reason of incurring the challenged obligation;

•	engaged or was about to engage in a business or transaction for which its assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured;

the court could, subject to applicable statutes of limitations, avoid the challenged obligation in whole or in part. The court could also subordinate claims with respect to the challenged obligation to all other debts of the debtor. The court’s determination as to whether the above is true at any relevant time will vary depending upon the factual findings and law applied in any such proceeding.

Generally, a debtor will be considered insolvent if:

•	the sum of its debts was greater than the fair saleable value of all of its assets at a fair valuation; or

•	if the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts as they become fixed in amount and nature.

Also, a debtor generally will be considered to have been left with unreasonably small capital if its remaining capital, including its reasonably projected cash flow, was reasonably likely to be insufficient for its foreseeable needs, taking into account its foreseeable business operations and reasonably foreseeable economic conditions.

A court could void our subsidiaries’ guarantees of the senior notes under state fraudulent transfer laws. Although the guarantees provide a holder of our senior notes with a direct claim against the assets of our subsidiaries under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, the guarantee could be voided, or claims with respect to a guarantee could be subordinated to all other debts of that guarantor. In addition, a court could void any payments by that guarantor pursuant to its guarantee and require that such payments be returned to the guarantor or to a fund for the benefit of the other creditors of the guarantor. If a court voided the guarantee of the senior notes by a subsidiary as a result of a fraudulent conveyance, or held the guarantee unenforceable for any other reason, a holder of senior notes would no longer have a claim as a creditor against the assets of that subsidiary.

Any fraudulent transfer challenges, even if ultimately unsuccessful, could lead to a disruption of our business and an alteration in the manner in which that business is managed. As a result, our ability to meet our obligations under the senior notes or in connection with our other debt may be adversely affected.

If you hold senior notes and related warrants, you are not entitled to any rights as a common stockholder with respect to our common stock, but you are subject to all changes made with respect to our common stock.

If you hold senior notes and related warrants, you are not entitled to any rights as a common stockholder with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but you are subject to all changes affecting the common stock. You will only be entitled to rights on the common stock if and when we deliver shares of common stock to you upon conversion of your senior notes or upon the exercise of your warrants. For example, in the event that an amendment is proposed to our amended articles of incorporation and our amended and restated bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to delivery of the common stock, you will not be entitled to vote on the amendment as a common stockholder would, although you will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

There is no market for the senior notes and, thus, an investment in the senior notes is illiquid.

The senior notes have been issued in a private placement and have not been registered for resale on any national securities exchange or inter-dealer quotation system. There is no market for the resale of the senior notes, and we are under no obligation to make a market for the senior notes. As a result, a holder of senior notes may not be able to sell their notes when or at prices desired.

In connection with any conversion rate adjustments, holders of notes may be deemed to receive a taxable distribution without the receipt of any cash.

The conversion rate of the senior notes will be adjusted in certain circumstances. Under Section 305(c) of the Internal Revenue Code of 1986, as amended, or the Code, adjustments, or failures to make adjustments, that have the effect of increasing a senior note holder’s proportionate interest in our assets or earnings may in some circumstances result in a deemed distribution to such holder. Certain of the possible conversion rate adjustments provided in the senior notes (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) will result in deemed distributions to the holders of senior notes even though they have not received any cash or property as a result of such adjustments. Any deemed distributions will be taxable as a dividend, return of capital or capital gain in accordance with the earnings and profits rules under the Code. Non-U.S. holders of senior notes may be subject to U.S. federal withholding tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty.

Holders of our stock may suffer substantial dilution upon the conversion of the senior notes and exercise of the warrants.

The issuance of shares of our common stock upon the conversion of the senior notes and the exercise of the warrants may dilute the ownership interests of our existing security holders. The issuance of shares of our common stock upon conversion of the senior notes and the exercise of the warrants may also have the effect of reducing any future net income per share to unexpected levels and could reduce the market price of our common stock unless revenue growth or cost savings sufficient to offset the effect of such issuance can be achieved. In addition, the existence of the senior notes may encourage short selling by market participants due to this potential dilution.

Risks Related to Our Business

To date, we have a history of operating losses and anticipate losses in the future, and we cannot guarantee that we will ever become profitable.

We incurred net losses of approximately $8.0 million for the year ended December 31, 2006. We expect to incur significant operating losses in the future. We will need to generate significant amounts of net sales to achieve and maintain profitability, and we cannot give assurances that we will be able to do so. Our net sales for the year ended December 31, 2006 were approximately $0.2 million and our operating expenses for that year were approximately $7.5 million. We spent approximately $2.6 million of our total operating expenses on selling and marketing expenses, which we believed was necessary for us to grow our business and increase market awareness of our product offerings. If cash flow permits us to do so, we anticipate increasing our selling and marketing expenses throughout 2007 and for the foreseeable future. We also anticipate an increase in general and administrative expenses in 2007 over 2006 because of public company and related expenditures. If net sales do not increase significantly, if we are unable to raise sufficient capital to support these expenses, or if we cannot manage or control our operating expenses, our financial performance will be adversely affected. See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

We may not be able to implement our business strategy if we are unable to obtain additional needed capital on acceptable terms.

We have limited financial resources. As of December 31, 2006, we had an accumulated deficit of approximately $15.0 million, no unrestricted cash and cash equivalents, and a working capital deficiency of approximately $4.8 million. In 2006, our net sales were substantially less than our operating expenses. For this reason, we will ultimately be required to access additional sources of capital in order to fully implement our business strategy and grow our business as desired. While we believe, based on capital we have raised during the first quarter of 2007, that we have sufficient funds to support our operations through at least the first quarter of 2008, we may need additional capital to continue to operate after the first quarter of 2008 and to successfully implement our business plan. We may need to raise additional funds sooner than anticipated in order to respond to unanticipated expenses or market conditions.

We currently do not have any commitments for additional financing and our ability to obtain additional debt or equity financing is significantly limited by the terms of the senior notes. There can be no assurances that we will have the necessary and appropriate levels of capital to operate or grow our business. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. Any such consequence may hinder our ability to implement our business strategy or continue as a going concern. If adequate funds are not made available to us on acceptable terms, we will be required to manage or curtail our marketing and business development activities. If efforts to manage our expenses are also unsuccessful, we may be forced to cease operations altogether.

We will be profitable only if consumers who have traditionally used invasive diagnostic testing procedures elect to use our OTC and POC non-invasive diagnostic testing devices.

For us to grow and be successful, consumers who have historically used traditional invasive diagnostic testing procedures will need to elect to purchase and use our OTC non-invasive diagnostic products. Additionally, physicians, who have historically utilized invasive testing methods, will need to elect to use our POC testing devices in their offices. Prior to the launch of MenoCheck® and MenocheckPro® and its competitors, in-home and POC menopause tests were not widely available to consumers or healthcare providers. It is impossible to predict to what degree our product will gain market acceptance. Many of the factors influencing the consumer’s willingness to use our product are outside our control. Consequently, it is possible that consumers will never utilize our product to the degree necessary for us to generate significant revenues or achieve profitability.

We face intense competition in the contraceptive industry, and if we are unable to compete effectively, our business will suffer.

The contraceptive industry is highly competitive. Although we are planning to relaunch the Today® Sponge with an aggressive multimedia advertising campaign, our advertising campaign may not be successful. In addition, we expect to compete with other methods of contraception, including the birth control pill, vaginal rings, condoms, contraceptive gels, contraceptive films, intrauterine devices, injectable and implantable contraceptives, contraceptive patches and tubal ligation. Moreover, new competition and products may arise, and our competitors may have greater corporate, financial, operational, sales and marketing resources, and more experience in research and development than we have. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that may render the Today® Sponge obsolete or noncompetitive or reduce demand for the Today® Sponge. Therefore, if we are not able to compete effectively in the contraceptive industry, our business, results of operations and financial condition will suffer significantly.

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

We had been a development stage company with no active business from our formation in 1998 until we acquired our wholly owned subsidiary, Synova Healthcare, Inc., in February 2005. Synova Healthcare, Inc. was incorporated in April 2003. We have had limited revenue to date and we have a very limited operating history from which to evaluate our business and prospects. As a result, because of our limited operating history and the emerging nature of the market in which we compete, it is difficult to evaluate us and our prospects. An investor in our common stock must consider the risks we will face as an early stage company with a new management team operating in our target markets. These risks include our inability to:

•	market and sell the products we offer;

•	successfully re-launch the Today® Sponge;

•	successfully expand our sales and marketing efforts;

•	maintain current distribution agreements, and develop new ones;

•	promote acceptance of the products we sell among consumers and medical professionals;

•	effectively respond to competitive and other pressures; and

•	continue to identify and introduce new OTC and POC product offerings in the women’s healthcare industry.

Given this lack of operating history, the emerging nature of the market in which we compete, and the risks typically associated with such markets, to be successful, we must, among other things: attract consumers to our products; enhance our brand name; develop new product and service offerings; attract, integrate, retain and motivate qualified personnel; and adapt to meet changes in our markets and competitive developments. We may not be successful in accomplishing these objectives, which would have a material adverse effect upon our success and financial condition.

We rely upon others to manufacture and sell to us our product offerings under distribution and manufacturing agreements that provide us with limited or no protection against cancellation or termination.

Presently, we rely on a limited number of manufacturers to provide us with our product offerings. We obtain these products pursuant to distribution or manufacturing agreements with the manufacturers. Our distribution and manufacturing agreements that we enter into provide only limited protection to us, and we are dependent on the manufacturers to produce appropriate amounts of their products for us to sell.

If we fail to purchase specified quantities of product, the manufacturer or distributor may, under these agreements, have the right to terminate the agreements or convert them to non-exclusive agreements. At present, we may not be in compliance with the minimum purchase requirements under some of these agreements.

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

We own a minority interest in Bio Pad, and the risks inherent in Bio Pad’s business and our ownership of this interest could negatively affect us or our financial results.

We own a 25% equity interest in Bio Pad, a privately-held Israeli research and development company incorporated in March 2005, which we purchased for approximately $2.6 million. The success of Bio Pad’s business and our relationship with Bio Pad will depend primarily upon its ability to timely and cost-effectively develop, among other things, a non-invasive medical device to monitor fetal movement during the last trimester of pregnancy. In doing so, Bio Pad will be required to comply with federal, state, local and foreign laws governing the marketing and sale of medical devices. There can be no assurance that Bio Pad can complete this development or, if such development occurs, satisfy applicable legal requirements for us to market and sell this product in the United States or any other territory.

Furthermore, Bio Pad is an unproven, development stage company that does not have any history of operations, profitable or otherwise. Bio Pad currently has not realized any material revenue from its operations and is using capital it has raised, including our investment in Bio Pad, to fund its research and development efforts and working capital needs, and to pay operating expenses. Any failure by Bio Pad to develop its products in a timely manner or at all and to ultimately receive revenues from the marketing and sale of such products would adversely affect its business and, in turn, the value of our investment in Bio Pad. Furthermore, there is no assurance that the costs of development of this fetal monitoring product will not exceed the amount of funds that Bio Pad has raised to support its operations, and Bio Pad may not be able to obtain additional funding on acceptable terms, or at all. In such a case, Bio Pad may cease operations and we would lose the value of our entire investment in Bio Pad, which would have a material adverse effect on our financial condition and results of operations.

Our interest in Bio Pad is illiquid and there is no established trading market for this investment. Thus, we may not be able to exit this investment or receive cash for our investment in Bio Pad until such time as Bio Pad has a liquidity event such as a sale, recapitalization, or initial public offering. The illiquidity of this investment may adversely affect our ability to dispose of this interest if it became necessary or advantageous for us to do so. Under certain circumstances, we may be forced to sell our interest in Bio Pad pursuant to the “drag-along” sale rights contained in the shareholders’ agreement at a time when it would not be advantageous for us to do so. In addition, if we were forced to immediately liquidate this investment, and assuming we were able to find a buyer for it, the proceeds from such liquidation could be significantly less than the amount of our investment in Bio Pad or the current fair value of such investment.

Also, we have limited legal rights to control or influence the management of Bio Pad. Although Stephen E. King, our Chairman and Chief Executive Officer, currently serves on Bio Pad’s board of directors, Bio Pad’s management or board may take actions with which we disagree or which may not be in our best interests. Any inability to exercise significant influence over the operations, strategies and policies of Bio Pad means that decisions could be made that could adversely affect our results of operations and financial condition.

The required accounting treatment of our investment in Bio Pad may have a material adverse effect upon our financial results.

Under generally accepted accounting principles, we have recorded a significant amount of goodwill or other intangible assets on our balance sheet to account for our acquisition of our interest in Bio Pad. Goodwill is recorded to the extent that the cost of the investment exceeds the underlying equity in that investment. Furthermore, under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of any goodwill and other intangible assets recorded has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will require us to recognize a non-cash expense that could materially and adversely affect our reported results of operations in future periods.

In 2006, we were required to reflect our investment in Bio Pad in our financial statements using the equity method of accounting. This accounting method requires us to record the investment in Bio Pad initially at cost and adjust the investment account to reflect our proportionate share of the income or losses of Bio Pad after the date of acquisition when earned or recognized by Bio Pad. Under the equity method, these adjustments are included in our net income or loss on our statement of operations. Thus, if Bio Pad were to recognize significant losses, which we expect is likely to occur for the foreseeable future, this would have a material adverse effect on our results of operations.

New and complementary businesses, product lines or technologies that we acquire or invest in could disrupt our business and, depending on how we finance these acquisitions or investments, result in the use of significant amounts of cash.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we may seek to acquire or invest in businesses, products or technologies instead of developing them ourselves. For example, in January 2007, we acquired the Today® Sponge product from Allendale. We may also seek to acquire other mature product lines that could be expected to generate positive cash flow for us upon acquisition.

Acquisitions and investments involve numerous risks, including:

•	the inability to complete the acquisition or investment;

•	disruption of our ongoing businesses and diversion of management attention;

•	difficulties in integrating the acquired entities, products or technologies;

•	difficulties in operating the acquired business profitably;

•	difficulties in transitioning key customer, distributor and supplier relationships;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	unanticipated costs.

In addition, our acquisition of Allendale and our investment in Bio Pad has resulted in, and any future acquisitions or investments we may make in the future may result in, one or more of the following:

•	issuances of dilutive equity securities, which may be sold at a discount to market price;

•	the use of significant amounts of cash;

•	the incurrence of debt and the assumption of significant liabilities;

•	unfavorable financing terms;

•	large one-time expenses; and

•	the creation of certain intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

The occurrence of any of these factors could materially harm our business or our operating results.

The development of our medical device products is uncertain, and delays or failures in obtaining regulatory approvals may prevent us from growing our revenues and may have a significant impact on our ability to generate profits.

Some of our products are in various stages of development, such as the Bio Pad fetal monitor. In the United States and most foreign countries, we must complete extensive human clinical trials that demonstrate the safety and efficacy of a product in order to apply for regulatory approval to market the product.

The regulatory approval process typically is extremely expensive, takes many years, and the timing or likelihood of any approval cannot be accurately predicted. As part of the regulatory approval process, we must conduct clinical trials for each product candidate to demonstrate its safety and efficacy. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. There is no guarantee that the clinical trials will demonstrate sufficient safety or efficacy of the products to meet FDA requirements, or those of foreign regulatory authorities. In addition, an independent review board, independent data safety monitoring board, the FDA or other regulatory authorities or we, ourselves, may suspend or terminate clinical trials at any time.

Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. In addition, the FDA and other regulatory agencies can delay, limit or deny approval for many reasons, such as a product candidate may not be deemed to be safe or effective; the manufacturing processes or facilities we have selected may not meet the applicable requirements; or changes in the regulatory agencies’ approval policies or adoption of new regulations may require additional clinical trials or other data. Delays in obtaining regulatory approval can be extremely costly in terms of lost sales opportunities and increased clinical trial costs. In addition, if we fail to obtain regulatory approval for our current or future product candidates or expanded indications for currently marketed products, we will be unable to market and sell such products and indications and, therefore, may never be profitable. Accordingly, any delay in, or failure to receive, approval for any of our product candidates may prevent us from growing our business and may have a significant impact on our ability to generate profits.

The patents and proprietary technology of others may not be enforceable, which may prevent us from selling, marketing or distributing some or all of our current or prospective product offerings, and the patent to the Today® Sponge has expired, which may result in the development of a competing product.

We do not own the patents for any of the products we currently market and sell to our customers, and we anticipate that products we will offer in the future will also be invented and developed by third parties. While we believe we have obtained the right to use the trademarks and trade names of certain of our current products, such as Today®, Fem-VTM, MenoCheck® and MenocheckPro®, the technology patents and other proprietary rights related to certain of these products are held by their manufacturer or manufacturers. Even if we are successful in creating brand name awareness for these products and generating sales, it is possible that these proprietary rights may infringe, or be found to infringe, upon the proprietary rights of others. If relevant third-party proprietary rights are upheld as valid and enforceable, we could be prevented from marketing and selling our product offerings or be required to obtain a license and pay a required royalty to avoid future infringement. This could increase significantly and unexpectedly the cost of our operations and could have a material adverse effect on our financial condition and results of operations.

In December 1998, Allendale acquired the Today® Sponge, including the new drug application approved by the FDA on April 1, 1983 and the patent to the Today® Sponge. Because the patent to the Today® Sponge expired in 2002, third parties may invent and develop a similar and competing product to the Today® Sponge. The development of a similar and competing product could also result in a significant and unexpected increase in the cost of our operations and have a material adverse effect on our financial condition and results of operations.

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

Our future success depends upon the continued service of Stephen E. King, our Chairman and Chief Executive Officer, and David J. Harrison, our President and Chief Operating Officer. Mr. King and Mr. Harrison are critical to the overall management of our company as well as the development of our product distribution, our marketing plans, our customer base, our culture and our strategic direction. While we have key person life insurance on Mr. King and Mr. Harrison, if we lose the services of one or both of them for any reason, we may not be able to execute our business strategy successfully.

We have a relatively new management team, which may make it difficult for you to evaluate our future prospects.

Our executive management team has worked together for only a brief period, with two of our four executive officers having joined us since September 2005. Thus, the ability of current members of management to work together successfully has not been tested to any significant degree. Our success is also dependent upon management being able to hire and retain these and other additional qualified executive, marketing and other personnel. We may not be able to retain our current management or successfully attract or retain qualified management and other personnel in the future. See “Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.”

Restatements and amendments to our interim financial statements and quarterly reports, as well as deficiencies in our disclosure controls and procedures and internal control over financial reporting, may present a risk of future restatements and disclosure compliance errors and could in turn lead to legal exposure.

In 2006, we restated and amended our interim financial statements for the periods ended June 30 and September 30, 2005 and have filed amendments to our quarterly reports on Form 10-QSB for each of those periods reflecting these restatements. While in the process of amending our quarterly reports on Form 10-QSB to restate these financial statements, we also became aware of certain information that had been required to be included in these quarterly reports but which had been omitted from them, and other information in these reports which needed to be changed or corrected. As a result of all of the foregoing, we revised these quarterly reports to correct this information and to provide, among other things, that our disclosure controls and procedures were not effective as of June 30, 2005 and September 30, 2005.

As of December 31, 2005, our management concluded that our disclosure controls and procedures were also not effective, and since June 30, 2005, we took what we believe to be reasonable and appropriate steps to correct these deficiencies, including taking the following actions:

•	We hired a chief financial officer to provide oversight as to the financial reporting and SEC disclosure functions.

•

We developed policies and procedures that will allow information about material events to be channeled to appropriate management decision makers, and to permit ultimate decisions regarding SEC reporting of material information and the preparation of SEC reports to be made within the time frames required by the SEC’s rules and forms.

•	We took the following steps to correct financial reporting controls:

•

We retained an outside accounting firm which will provide significant strength to our internal auditing function, including establishing and documenting appropriate internal controls and a customer contract review process.

•

All new customer contracts are reviewed and approved by our Chief Executive Officer, President and Chief Financial Officer, and a clear determination is made as to the proper revenue recognition of each contract prior to approval.

•	We periodically review all customer accounts to determine which accounts are delinquent and whether the existing revenue payment and receipt policies for those accounts should be adjusted or revised.

•

Prior to the completion of our quarterly and annual financial statements, all new customer contracts are reviewed by our outside accounting firm retained to assist us with our internal audit functions and we obtain confirmation from this outside accounting firm that all revenue recognition methodologies comply with Staff Accounting Bulletin No. 104, Revenue Recognition.

Based upon the December 31, 2006 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that our reports contain the information required by the federal securities laws. Any failure to implement and maintain improvements in our disclosure and internal controls in the future could cause us to fail to meet our reporting obligations under SEC rules and regulations. Any failure to maintain these controls (or to address any other deficiencies which have not been identified) could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock, and in turn could have a material adverse effect on our business and financial results.

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

We became an SEC reporting company on August 12, 2005. Prior to that time, we did not file reports with the SEC and had no history operating as a reporting company. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we are now required to file periodic and current reports, proxy statements and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. As a reporting company, we now incur significant additional legal, accounting and other expenses in connection with our public disclosure and other obligations. Management has also been engaged in assisting executive officers, directors, and to a more limited extent, stockholders, with matters related to insider trading and beneficial ownership reporting. We have also incurred, and will continue to incur significant expenses in connection with the registration for resale of shares of our common stock underlying the senior notes and certain outstanding warrants. Although not presently applicable to us, in the future we will be required to establish, evaluate and report on our internal control over financial reporting, and to have our registered independent public accounting firm issue an attestation as to such reports.

We have incurred, and expect to continue to incur, increased general and administrative expenses now that we operate as a reporting company. We incurred a significant increase in general and administrative expenses from year to year as compared to 2004 when we were not a public company. While not all of this increase in expenses was attributable to our reporting company status, we believe that our general and administrative expenses, including amounts that will be spent on outside legal counsel, accountants and professionals and other professional assistance, will increase in 2007 over 2006, which could require us to allocate what may be limited cash resources away from our operations and business growth plans. We also believe that compliance with the myriad of rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

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

We believe that broad recognition and a favorable physician and consumer perception of our brands are essential for future success. Accordingly, we intend to pursue an aggressive marketing strategy, which will include direct marketing, advertising, promotional programs, and public relations activities to both the professional and consumer audiences. In addition, we are planning to relaunch the Today® brand with an aggressive multimedia advertising campaign, and will cross-merchandise the Today® Sponge with our Fem-V™ product, as both products are targeted toward the same consumer audience. These initiatives will involve significant expense. If this brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues.

To increase awareness of our brands, we will need to continue to spend significant amounts on our marketing efforts. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses. Even if brand recognition increases, the number of physicians or consumers purchasing our products may not increase. Also, even if the number of new customers increases, those customers may not use our products on a regular basis and the constant identification of new customers must be successful to ensure increasing profitability.

We may be unable to successfully implement our growth strategy, which could limit our ability to increase revenue or create profits.

Our growth strategy is dependent upon our ability to increase sales and profit margins through the implementation of our business plan. Implementation of our business plan will depend in large part on our ability to:

•	successfully integrate new products from time to time;

•	establish, maintain and expand sales and distribution channels;

•	successfully raise capital, as needed, on favorable terms to fund this growth strategy in the future;

•	develop new business and products;

•	improve financial and management systems;

•	hire and retain highly skilled management, employees and consultants; and

•	establish brand identity and successfully implement our marketing campaigns.

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

We expect to earn a portion of our revenues from the sale of non-invasive diagnostic medical devices, both to consumers as well as through physicians. In some instances, we do not recognize revenue from the sale of our products until a product is actually purchased by a consumer, either through a retailer at the point of sale, or from a physician at the point of care. Therefore, unless we are able to put our products in the hands of a significant number of end-user customers, our business, results of operations and financial condition will suffer significantly.

New government regulations and changes in existing regulations that affect our products or the industry in which we operate may require us to incur significant compliance costs, cause the development of the affected markets to become impractical and limit our ability to generate profits.

The healthcare industry, including the products we market and sell, is highly regulated at all levels. Federal, state and foreign healthcare regulations must be complied with before a medical device, such as our non-invasive diagnostic tests, or a drug, such as the Today® Sponge, can be marketed and sold. Our ability to provide such products is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies may require us to incur significant compliance costs, cause the development of the affected markets to become impractical and limit our ability to generate profits.

In addition, our manufacturers employ various quality control measures in an effort to ensure that our products conform to their intended specifications and meet the standards prescribed by applicable governmental regulations, including the FDA’s current Good Manufacturing Practices regulations. Notwithstanding our efforts, our products may contain undetected defects or non-conformities with specifications. Such defects or non-conformities could compel us to recall the affected product, make changes to or restrict distribution of the product, or take other remedial actions. The occurrence of such events may harm our relations with or result in the loss of customers, injure our reputation, impair market acceptance of our products, harm our financial results, and, in certain circumstances, expose us to product liability or other claims.

The products we offer are also subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. We may also be subject to related “plain language” statutes in place in many jurisdictions, which would require the use of simple, easy to read, instructions for consumers. Furthermore, the growth and demand for in-home tests could result in more stringent consumer protection laws that impose additional compliance burdens on us. Such consumer protection laws could result in substantial compliance costs and interfere with the conduct, growth and profitability of our business, which would have a material adverse effect upon us.

Sales of the Today® Sponge could suffer if the spermicide nonoxynol-9 is proved or perceived to be harmful.

Our distribution of the Today® Sponge is regulated by the FDA. The Today® Sponge uses the spermicide nonoxynol-9. The World Health Organization and other interested groups have issued reports suggesting that nonoxynol-9 should not be used for multiple daily acts of vaginal intercourse given the ingredient’s potential to cause irritation to human membranes when used in multiple dosings. If the FDA or state or foreign governments promulgate rules prohibiting or restricting the use of nonoxynol-9 in the Today® Sponge (such as new or additional labeling requirements), the Today® Sponge could become obsolete, which, in turn, could have a materially negative impact on our revenues and financial results.

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

The marketing and distribution of the healthcare products we offer and sell involve the risk of product liability and similar claims. We carry product liability insurance in amounts we believe to be reasonable in light of the risks associated with our products. However, there can be no assurances that such coverage would be adequate to provide for any claims that may arise against us, or that any particular claim would be covered by our insurance. A successful claim brought against us could require us to pay substantial damages and result in harm to our business reputation, cause our products to be removed from the market or otherwise adversely affect our business and operations. Even if claims are ultimately unsuccessful, our business may be adversely affected by expenditure of personnel time and legal costs associated with defending such claims.

In addition, some customers require us to have a minimum level of product liability insurance coverage before they will purchase or accept our products for distribution. If we fail to satisfy insurance requirements, our ability to achieve broad distribution of our products could be limited, which could have a material adverse effect upon our business and financial condition.

We are substantially dependent upon a limited number of retail distributors for sales of our products, and the loss of one or more of them could significantly reduce our revenues.

During 2006, approximately 60% of our total net sales were made to five retail customers; namely Peyton Southeast, Publix Super Markets, Rite Aid, PSS World Medical and Walgreens. During 2006, approximately 77% of Allendale’s total net sales were made to two retail customers, Walgreens and Walmart, and to two distributors.

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

We may not be able to successfully integrate Allendale’s operations into our operations or ultimately realize the expected benefits of the merger with Allendale.

Our ability to realize the anticipated benefits of the merger with Allendale, which was completed on January 12, 2007, will depend, in part, on our ability to integrate Allendale’s business with our business in an efficient and effective manner. The combination of two independent companies is a complex, costly and time-consuming process. We and Allendale may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separate organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. The companies operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing and regulatory compliance. The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Employee uncertainty and lack of focus during the integration process may also disrupt our business and Allendale’s business. Any inability of management to integrate successfully Allendale’s operations with our operations could have a material adverse effect on our business and results of operations. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock.

We may not be able to retain employees and personnel with the most knowledge of Allendale’s business and operations, or Allendale’s customers and suppliers.

The success of the merger depends in part upon our ability to retain employees and other personnel with the most knowledge of Allendale’s business and operations. No assurance can be given that we will be able to retain these key employees. If these key employees depart because of uncertainty about their future roles and the potential complexities of integration, our business and Allendale’s business following the merger could be harmed.

Similarly, the success of the merger depends in part upon our ability to retain Allendale’s customers and suppliers. Uncertainties regarding the effect of the merger could cause customers, suppliers and others that deal with Allendale to defer transactions or other decisions affecting Allendale, seek to negotiate changes in existing business relationships with Allendale, or consider entering into business relationships with parties other than Allendale. Failure to retain Allendale’s customers and suppliers could materially harm our business and financial results.

The substantial costs of the merger may adversely impact our results of operations and business.

We and Allendale have incurred and will continue to incur substantial costs in connection with the merger and related senior note and warrant offering. These costs are primarily associated with the fees and expenses of attorneys, accountants and financial advisors. In addition, we and Allendale have each allocated and expended significant management resources in an effort to complete the merger and such offering. We have agreed to absorb Allendale’s transaction expenses in addition to our own, which will adversely impact our results of operations and business.

Allendale’s significant liquidity and capital needs may have a negative impact on our earnings and cash flow.

In addition to expenses of the merger, we must address the immediate and significant liquidity and capital needs of Allendale in order to sustain Allendale’s business and develop its operations. Doing so may drain financial and other resources from our other objectives and activities and there is no assurance that our management will successfully allocate our resources among our product lines and potential products. We and Allendale have each incurred losses and experienced negative cash flow from operations to date. Allendale had a working capital deficit of $15.7 million as of December 31, 2006. If we are unable to address our and Allendale’s working capital needs, we will be unable to successfully operate and grow our business and our financial condition and results of operations may be negatively affected.

Allendale is engaged in ongoing litigation that may result in payments to third parties, which can harm our business and financial results.

Allendale is engaged in ongoing litigation in the U.S. District Court for the Southern District of New York with the entity which, until February 2006, had been engaged as its exclusive distributor for the Today® Sponge. This distributor has accused Allendale of breaching and wrongfully terminating the distribution agreement. Defending the litigation could result in additional expenses and the diversion of management resources. While Allendale believes it had valid grounds for termination and has sought a declaratory judgment in its favor there is no assurance that this litigation will ultimately be decided in Allendale’s favor. Costs, expenses and damages arising from this litigation may have a material adverse effect on our results of operations and financial position.

Risks Related to Our Common Stock

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are necessary or desirable.

Prices for our common stock are currently quoted on the OTC Bulletin Board, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our common stock has historically been extremely limited. This limited trading adversely affects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and ask prices of our common stock, and you may not be able to sell shares of our common stock when or at prices you desire.

A substantial number of shares of our outstanding common stock are currently, and a substantial number of shares of our outstanding common stock will become in the future, freely tradeable without restriction. Future sales of these shares by our stockholders may reduce our stock price, which would hinder our ability to raise funds in new stock offerings.

As of February 22, 2007, we had 33,228,398 shares of common stock outstanding. As of February 22, 2007, 28,351,138 of our shares are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. We have currently registered for resale under effective registration statements 7,222,138 shares of common stock, including 2,902,000 shares of common stock underlying outstanding options and warrants, as well as the issuance of up to 300,000 shares of common stock under our consultant stock compensation plan. Some or all of these shares may now or in the future be resold under Rule 144 promulgated under the Securities Act.

We are required to keep registration statements to register shares of common stock underlying the senior notes and related warrants current and effective until approximately 2012 at the latest. We will also be required to file and maintain the effectiveness of additional registration statements to register the remaining shares of our common stock underlying the senior notes and related warrants.

We are also required to keep our registration statement that we filed with the SEC on May 12, 2006 to register up to 5,687,636 shares of our common stock, including up to 2,121,336 shares underlying certain options, warrants and unit purchase options, current and effective for approximately two years. We were required to use best efforts to cause this registration statement to be effective on or before June 28, 2006 but, as of the date of this annual report, such registration statement has not been declared effective. In addition, we are required to keep our registration statement that the SEC declared effective May 22, 2006 current and effective until August 2007 at the latest.

As a result, holders of a substantial amount of our existing shares and shares underlying outstanding options, warrants and other convertible securities have or will have the ability to sell, individually or in the aggregate, significant amounts of our common stock in the public market now and in the future. We may in the future issue, register for resale or grant registration rights to new investors, which would increase the number of shares of common stock that may be subsequently sold in the public market. Furthermore, the shares registered under our future resale registration statements may also be resold under Rule 144 promulgated under the Securities Act.

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

The volatile price of our stock will make it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price and volatility of our common stock. These include, but are not limited to:

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	regulatory developments in the United States and foreign countries;

•	industry and general economic conditions;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our actual or anticipated sales, earnings and other quantitative or qualitative measures of our financial performance;

•	changes in financial estimates by securities analysts;

•	future sales of our common stock; and

•	a variety of other factors discussed elsewhere in “ – Risk Factors.”

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

If you are not an institutional investor, you must be a resident of and sell your securities from and into a jurisdiction where an exemption from registration is available or where the securities have been registered or qualified in order to purchase our securities, and investors may engage in resale transactions only in those jurisdictions.

We have not applied to register our securities, or obtained an exemption from registration, in any state. Such compliance with state securities laws, also called “blue sky” provisions, can be very expensive and time consuming because our common stock is not listed on a national securities exchange. Except where we have contractually agreed to bear the financial responsibility for blue sky compliance, it is the individual selling stockholders who must maintain blue sky compliance and bear the financial responsibility for doing so. If you are not an institutional investor, you must be a resident of and sell your securities from and into a jurisdiction where an exemption from registration is available or has been obtained or where the securities have been qualified or registered in order to purchase our securities. In addition, resale transactions may generally only be conducted in jurisdictions where an exemption from registration is available or has been obtained or where the resale has been qualified or registered. The definition of an institutional investor varies from state to state, but generally includes financial institutions, broker-dealers, banks, insurance companies and other qualified entities. This restriction on resale may limit your ability to resell our securities and may impact the price of our securities.

Holders of our stock have suffered, and will continue to suffer, substantial dilution.

Persons owning and holding shares of our common stock may suffer dilution upon the conversion of our senior notes and the exercise of outstanding options, warrants and unit purchase options. In addition, investors in our existing financing agreements have anti-dilution protections that could serve to further dilute the interests of other holders of our common stock, and we may issue a substantial amount of securities in the future, including stock or stock options granted to directors, officers, employees, or key consultants. We are required to register for public sale or resale a large number of these shares, which will serve to increase substantially the public float of our common stock.

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

Investors in our prior debt and equity financing offerings and the senior notes offering have certain control over our ability to raise capital in the future. For certain and varying periods of time, these investors have:

•	participation rights to purchase up to a specified quantity of the securities issued in certain of our future equity financings;

•	full ratchet or weighted-average anti-dilution rights that may be triggered if we sell common stock or common stock equivalents with a purchase price less than a stated price;

•

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

•	“blocking” rights that prohibit certain issuances of common stock or common stock equivalents without the approval of the investors.

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

These investors also have registration rights which require us to file registration statements with the SEC to register the shares of common stock purchased in these offerings, as well as common stock underlying certain options and warrants sold as part of the offerings. We must also use best commercial efforts to obtain the effectiveness of the registration statements, and we must maintain the effectiveness of the registration statement for a period of at most five years. These registration statements cover a significant amount of our authorized and outstanding shares, as well as a large number of shares that have not yet been issued but which may be received upon the exercise of certain options, warrants and other convertible securities. These registration rights may make it more difficult for us to raise capital by depressing the market price of our stock and by providing a significant risk of future dilution in the market for our common stock. Furthermore, any failure to register shares on a timely basis or at all will require us to pay to each holder of registrable securities a monthly penalty of up to 1.5% of the total purchase price of such registrable securities while in non-compliance. We are currently not in compliance with several of these provisions and are incurring the specified penalties. The payment of these penalties may have a material adverse effect on our financial condition and results of operations.

Because members of management will continue to beneficially own a majority of our common stock, other stockholders may not have the ability to control or limit our actions that they believe are not in their best interests.

As of February 22, 2007, our executive officers and directors beneficially owned an aggregate of 18,327,376 shares, or approximately 53.0%, of our outstanding common stock. When acting together, these executive officers and directors could have sufficient voting power to affect the outcome of corporate matters submitted to the vote of our stockholders or to require us to refrain from taking actions favored by other stockholders. For instance, our directors and executive officers may be able to affect the outcome of:

•	the election of our directors;

•	a vote on proposed amendments to our amended articles of incorporation or amended and restated bylaws;

•	a vote on a proposed merger, sale of assets or other corporate transaction; and

•	any other matter submitted to the stockholders for a vote.

As a result, other stockholders may be unable to replace current management or to effect other changes, even if such stockholders deem it in their or our best interests to do so.

Our stock is, and may continue to be, classified as a “penny stock,” which may make it more difficult for you to sell our shares either directly or through a broker.

As of February 22, 2007, the closing price of a share of our common stock on the OTC Bulletin Board was $1.20. Because our stock is not listed on an exchange and presently trades at a price of less than $5.00 per share, it is and may continue to be classified as a “penny stock.” Brokers and dealers effecting trades in penny stocks are generally subject to increased disclosure requirements under the Securities Enforcement and Penny Stock Reform Act of 1990. Unless an exception is available, these regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Furthermore, brokers and dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share. These rules and regulations may adversely affect the market for and liquidity of our common stock by limiting the ability of brokers, dealers and stockholders to sell our securities in the secondary market.

Provisions in our amended articles of incorporation and amended and restated bylaws, as well as applicable law, may have anti-takeover effects.

Some provisions in our amended articles of incorporation, our amended and restated bylaws and Nevada law could delay or prevent a change in control of our company, even if that change might be beneficial to our stockholders. These provisions can depress the market price of our securities and can limit our stockholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids.

For example, our stockholders have no right to call a special meeting of stockholders. Under Nevada law, directors may be removed only by a vote of two-thirds of the issued and outstanding voting power entitled to vote. Also, our amended and restated bylaws provide specific limitations and requirements for stockholders to nominate directors for election to the board and to propose matters for consideration at stockholders’ meetings. These procedural provisions may make it harder for stockholders and others to effect changes in our board of directors, even where they believe such changes would be in the best interests of all stockholders.

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

We are also subject to the provisions of the “combinations with interested stockholders” statute under Nevada corporate law. This statute prohibits specified persons who, together with affiliates and associates, beneficially own, or within three years did beneficially own, 10% or more of the outstanding voting stock of a Nevada corporation, from engaging in specified business combinations and transactions with the corporation for a period of three years after the date on which the person became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder is approved by the corporation’s board of directors before the person first became an interested stockholder. This provision may also have the effect of deterring a takeover of or other transaction with our company that may be in the best interests of our stockholders. It also may deter or delay legitimate or beneficial transactions between us and beneficial owners of 10% or more of our stock.

Item 7.	Financial Statements.

Our audited consolidated financial statements at and for the fiscal years ended December 31, 2006 and 2005, together with the related notes thereto, have been included in this annual report on pages F-1 through F-28. We hereby incorporate by reference these financial statements into this annual report in response to this Item 7.

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

•

Prior to the completion of our quarterly and annual financial statements, all new customer contracts will be reviewed by our outside accounting firm retained to assist us with our internal audit functions and we will and we will obtain a confirmation from this outside accounting firm that all revenue recognition methodologies comply with Staff Accounting Bulletin No. 104, Revenue Recognition.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange

Act Rules 13a-15(e) and 15a-15(e), as of December 31, 2006. Based upon the December 31, 2006 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC’s rules and forms. Our officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e).

Other than as stated above, there has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table presents information about each of our executive officers and directors. There are no family relationships among any of our executive officers or directors.

Name	Age	Position
Stephen E. King	41	Chairman and Chief Executive Officer
David J. Harrison	40	President, Chief Operating Officer and Director
Robert L. Edwards	50	Chief Financial Officer
Ronald S. Spangler, Ph.D.	54	Chief Scientific Officer and Director
Patricia Campbell	52	Director
Steven L. Edell, M.D.	63	Director
Jeffrey N. Pelesh	48	Director
John M. Suender	46	Director
George T. Votis	45	Director

Stephen E. King, Chairman and Chief Executive Officer. Mr. King became our Chairman and Chief Executive Officer on February 10, 2005, when Synova Healthcare, Inc. merged with our subsidiary, Synova AGBL Merger Sub, Inc. His professional experience includes 17 years of pharmaceutical sales and marketing, both nationally and internationally, including responsibility for the marketing activities of several well-known pharmaceutical brands. Prior to the merger, Mr. King served as the Chairman and Chief Executive Officer of our wholly owned subsidiary, Synova Healthcare, Inc., since its incorporation in 2003. From January 2003 to August 2003, Mr. King served as a marketing director in the U.S. neurosciences division of Forest Laboratories, Inc. From September 1999 to December 2002, Mr. King served in a number of progressive marketing and management positions with Wyeth, including Senior Director of Marketing from October 1999 to December 2000 and Vice President, Global Strategic Marketing – Neuroscience from January 2001 to December 2002. Mr. King holds a Bachelor’s degree in Physical Education from Brock University, where he double-majored in Biological Sciences and Physical Education. He is also a candidate for an Honors Bachelor of Business Administration in Marketing from Brock University.

David J. Harrison, Chief Operating Officer, President and Director. Mr. Harrison became our Chief Operating Officer, President and a director on February 10, 2005, when Synova Healthcare, Inc. merged with our subsidiary, Synova AGBL Merger Sub, Inc. Mr. Harrison’s overall business experience includes 10 years in sales and marketing management and four years of general management. Prior to the merger, Mr. Harrison served as Chief Operating Officer and President of our wholly owned subsidiary, Synova Healthcare, Inc., since shortly after its incorporation in 2003. From June to September 2003, Mr. Harrison served as the Director of Marketing for Trudell Medical Marketing Limited, a Canadian marketer and distributor of medical devices and equipment. From June 1998 to June 2002, Mr. Harrison served in various progressive marketing and management positions with Becton, Dickinson and Company’s Medical Systems division, including Market Manager (1998-1999), Group Market Manager (1999-2000) and Business Director (2000-2003). Mr. Harrison’s pharmaceutical responsibilities, including at companies such as Wyeth and GlaxoSmithKline, have included work in the women’s health, neuroscience and anti-infective markets. He has also developed expertise, as the result of his work in medical technologies, in the drug delivery, anesthesia, surgical, critical care and ophthalmic markets with a focus in healthcare worker safety, infection control, consulting/education and prevention of medication errors. Mr. Harrison holds an Honors Bachelor of Business Administration degree from Brock University, where he majored in both marketing and economics.

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

Ronald S. Spangler, Ph.D., Chief Scientific Officer and Director. Dr. Spangler became our Chief Scientific Officer effective January 3, 2006 and became a director on August 3, 2006. From April 2004 to December 2005, Dr. Spangler was a Managing Director of The Keystone Equities Group, an investment banking firm that Dr. Spangler founded. From January 1998 to April 2004, Dr. Spangler was a Managing Director of Emerging Growth Equities, Ltd.’s Capital Markets team, where he performed investment banking services. Also, since January 2002, Dr. Spangler has provided strategic consulting and technical writing consulting services, and he remains a strategic consultant to and a principal of The Keystone Equities Group. Dr. Spangler has over 20 years of experience in the pharmaceutical industry, having worked for companies such as Procter & Gamble and SmithKline Beecham (now GlaxoSmithKline), most recently as Director of Worldwide Strategic Product Development. Dr. Spangler received his Bachelor of Science and Master of Science degrees in Molecular Biology from the University of Colorado and his Ph.D. in Physiology and Biophysics from Colorado State University. Dr. Spangler is also currently qualified with the National Association of Securities Dealers, Inc. as a general securities representative and a general securities principal and has his NASD Series 7, 63 and 24 licenses.

Patricia Campbell, Director. Ms. Campbell has served as our director since April 2005. Since March 2006, Ms. Campbell has been the President and owner of Terra Nova Marketing Solutions, a consulting company that she founded to provide marketing, sales, client relations and Internet-related consulting services. Ms. Campbell also worked with Terra Nova from May 2001 to March 2005. From April 2005 to March 2006, Ms. Campbell was the Chief Operating Officer of MediaBay, Inc., a digital media and publishing company specializing in spoken audio entertainment. From February 2000 to April 2001, Ms. Campbell was President of Direct Equity Partners, LP, a $250 million private equity firm specializing in direct marketing and Internet companies. In addition, Ms. Campbell has had 15 years of magazine publishing experience at Time Inc. and Times Mirror Magazines. Ms. Campbell was Chairman of the Direct Marketing Association and is actively involved in the association’s policy development for the industry. She holds a Bachelor of Arts degree in Urban Geography from Dartmouth College graduating Phi Beta Kappa, as well as a Masters of Arts in Urban and Economic Geography and a Master of Business Administration in Marketing and Quantitative Analysis, each from Columbia University.

Steven L. Edell, M.D., Director. Dr. Edell has served as our director since August 3, 2006. Since May 2001, Dr. Edell has been the President of Edell Radiology Associates, P.A., a radiology practice. He was elected as a director of Parent on August 4, 2006. Since 1992, Dr. Edell has been an adjunct faculty member of the Department of Radiology at the Philadelphia College of Osteopathic Medicine. Dr. Edell has received specialty certifications from the American Board of Nuclear Medicine, the American Board of Radiology, the American Osteopathic Board of Radiology, the American College of Radiology and the American Institute of Ultrasound in Medicine. Throughout his career, Dr. Edell has authored or co-authored over 50 articles and book chapters and has given numerous presentations and invitational lectures, all on topics involving radiology, ultrasound and other diagnostic imaging techniques. Dr. Edell received his Bachelor of Arts in Biosciences from Rutgers University and his Doctor of Osteopathy from the Philadelphia College of Osteopathic Medicine.

Jeffrey N. Pelesh, Director. Mr. Pelesh has served as our director since April 2005. Since 1991, Mr. Pelesh has owned, and served as principal of, his own accounting firm, Gelman & Pelesh, P.C., offering a full array of financial services. Since 1990, he also has been an Assistant Professor of Accountancy and Entrepreneurship at Villanova University, teaching courses full time at the graduate and undergraduate levels in financial and cost accounting, corporate reporting, tax and business computer applications. Mr. Pelesh also routinely serves as a presenter in training sessions offered by the accounting firm of PriceWaterhouseCoopers LLP to its professional staff through the partner level. Mr. Pelesh received a Bachelor of Science degree in Accounting, as well as a Master of Business Administration degree, from Villanova University. Mr. Pelesh is a Certified Public Accountant, and is certified as an AICPA Personal Financial Specialist. Mr. Pelesh has his NASD Series 7 and 63 licenses and is also licensed to sell insurance in Pennsylvania and Delaware. The board of directors has determined that Mr. Pelesh is an “audit committee financial expert” as that term is defined by the SEC’s rules and that Mr. Pelesh is “independent” under the rules of the NASDAQ Stock Market, which do not apply to us.

John M. Suender, Director. Mr. Suender has served as our director since August 2006. In January 2007, Mr. Suender joined Everingham & Kerr, Inc., a private investment banking firm that specializes in providing intermediary services for lower middle market corporations and entrepreneurs. Since August 2004, Mr. Suender has also been the President of Jasper Ventures LLC, a mergers and acquisitions and business development consulting firm. We have engaged Jasper Ventures to provide us with, among other things, business development, acquisition and finance, corporate governance and human resources consulting assistance. See “Certain Relationships and Transactions and Corporate Governance – Jasper Ventures LLC.” From September 1992 to August 2004, Mr. Suender was Executive Vice President, General Counsel and Secretary of MedQuist Inc., a publicly traded medical transcription company located in Marlton, New Jersey. Mr. Suender also served as Executive Vice President – Acquisitions of MedQuist Inc. Mr. Suender received his Bachelor of Science degree in Psychology from St. Lawrence University and his Juris Doctor degree from Pennsylvania State University – The Dickinson School of Law.

George T. Votis, Director. Mr. Votis was appointed to our Board of Directors on January 12, 2007 in connection with our acquisition of Allendale. Since 1988, Mr. Votis has been the Chairman, Chief Executive Officer and founder of Galt Industries, Inc., a private management company focusing on the acquisition and operation of distribution, consumer products, manufacturing and pharmaceutical businesses. Mr. Votis has been the Chairman and largest shareholder of Tirecraft Group, Inc., one of the largest wholesale and retail distributors of tires in North America, since 2004. From 1998 to 2002, Mr. Votis was the Chairman and Chief Executive Officer of Moll Industries, Inc., a plastics manufacturing company. On September 6, 2002, Moll Industries filed for protection pursuant to Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Texas and emerged from Chapter 11 on June 23, 2003. Mr. Votis received his Bachelor of Arts degree in International Relations from Tufts University and his Master of Business Administration degree from the Wharton School of the University of Pennsylvania.

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

Based solely on a review of copies of Section 16(a) filings we received during or with respect to 2006 and representations of our directors and executive officers with respect to the filing of annual reports of changes in Section 16(a) beneficial ownership on Form 5, we believe that each filing required to be made pursuant to Section 16(a) of the Exchange Act during 2006 has been filed in a timely manner except for a Form 4 that was filed late by Mr. Pelesh on August 30, 2006 to report the exercise of warrants to purchase 8,750 shares of our common stock on June 7, 2006.

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

The following table sets forth certain information relating to the compensation paid to Stephen E. King, our Chairman and Chief Executive Officer, David J. Harrison, our President and Chief Operating Officer and Ronald S. Spangler, Ph.D., our Chief Scientific Officer (collectively, the “named executive officers”), during our fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Stephen E. King Chairman and Chief Executive Officer	2006	$175,000	—		$11,307		$186,307
David J. Harrison President and Chief Operating Officer	2006	175,000	—		11,307		186,307
Ronald S. Spangler, Ph.D. Chief Scientific Officer	2006	145,951	326,700	(1)	13,451	(2)	486,102

(1)	In determining the grant date fair value of this award under SFAS No. 123R, we made the following assumptions: expected term of the option – five to 10 years; risk free interest rates for the expected term of the option – 4.5% to 4.6%; expected volatility of underlying stock – 62% to 64%; no expected dividends.
(2)	Includes $12,884 in value that may be paid to Dr. Spangler as a result of investment banking fees paid by us to The Keystone Equities Group, an investment banking firm of which Dr. Spangler is the founder and in which Dr. Spangler holds a 12.1% equity interest.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Stephen E. King. In February 2005, we entered into a three-year employment agreement with Stephen E. King, pursuant to which Mr. King serves as our Chairman of the Board and Chief Executive Officer. Under this agreement, Mr. King receives an annual salary of $175,000, subject to review by our board of directors and the board of directors of Synova Healthcare, Inc., and also subject to required minimum cost-of-living increases. Mr. King is also eligible to receive a bonus of up to 40% of his salary. The amount of this bonus will be determined by these boards of directors, and the criteria for the receipt of a bonus will be based 70% on objective performance standards to be determined and mutually agreed upon by the boards of directors and Mr. King (with specific annual performance goals to be set by the boards) and 30% on subjective performance factors to be determined by the boards of directors. Mr. King is entitled to participate in all of our standard employee benefit plans, with guaranteed full medical, dental, short-term and long-term disability coverage, as well as guaranteed life insurance of at least two times Mr. King’s then applicable salary. Mr. King is also entitled to take up to three weeks of vacation, excluding paid holidays, during the first two years of the agreement and up to four weeks of vacation thereafter. This agreement also contains a number of retirement, termination and change of control provisions that are described in “ – Termination and Change in Control Arrangements” in this section.

As part of the agreement, Mr. King initially received a non-qualified stock option to purchase up to 375,000 shares of our common stock at an exercise price of $0.25 per share. This option was to vest over a three-year period upon the Company’s achievement of stated performance goals. Prior to any part of this option having vested, on September 30, 2005, Mr. King voluntarily forfeited these options for no consideration.

Under the agreement, Mr. King agrees to communicate and assign to us all works and other ideas developed or conceived by Mr. King during the term of his employment with us. The agreement also contains customary non-disclosure, non-solicitation and non-competition covenants.

David J. Harrison. In February 2005, we entered into a three-year employment agreement with David J. Harrison, pursuant to which Mr. Harrison serves as our President and Chief Operating Officer. The terms and conditions of this employment agreement are substantially similar to those of Mr. King’s employment agreement.

As part of the agreement, Mr. Harrison also initially received a non-qualified stock option to purchase up to 375,000 shares of our common stock at an exercise price of $0.25 per share. This option was to vest over a three-year period upon the Company’s achievement of stated performance goals. Prior to any part of this option having vested, on September 30, 2005, Mr. Harrison voluntarily forfeited these options for no consideration.

Ronald S. Spangler, Ph.D. On December 16, 2005, we entered into an employment agreement with Ronald S. Spangler, Ph.D., pursuant to which Dr. Spangler serves as our Chief Scientific Officer. The employment agreement was effective as of January 3, 2006 and provides that Dr. Spangler’s base salary is $150,000 per year. Under the employment agreement, we granted Dr. Spangler an option to purchase 300,000 shares of our common stock at $2.78 per share, expiring on January 3, 2016. In addition, under the employment agreement, Dr. Spangler is entitled to three weeks of vacation, health insurance and other benefits consistent with those granted to other of our employees. As a condition to employment, Dr. Spangler was required to execute a non-disclosure, non-solicitation and non-competition agreement. The employment agreement is not for any specified term and may be terminated at any time by either party, subject to the provisions described above. This agreement also contains a number of retirement, termination and change of control provisions as described in “ – Termination and Change in Control Arrangements” in this section.

Stock Option Grant

On January 3, 2006, pursuant to our 2005 Equity Incentive Plan, Dr. Spangler was granted an option to purchase 300,000 shares of common stock at an exercise price of $2.78 per share. This option expires on January 3, 2016. These options vest in scheduled increments of 50,000 shares, 70,000 shares, 80,000 shares and 100,000 shares, respectively, at the end of each of Dr. Spangler’s first four six-month terms of employment.

In the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what the board deems to be similar circumstances, the number and kind of shares subject to this option and the exercise price of such option shall be appropriately adjusted in a manner to be determined in the sole discretion of the board. Furthermore, this option agreement contains a number of retirement, termination and change of control provisions as described in “ – Termination and Change in Control Arrangements” in this section.

2005 Equity Incentive Plan

On April 26, 2005, our board of directors adopted, and on May 27, 2005, our stockholders approved, the Synova Healthcare Group, Inc. 2005 Equity Incentive Plan. A maximum of 1,500,000 shares of common stock are reserved for issuance under the incentive plan. The incentive plan is to be administered by the board of directors, who may delegate such authority to a properly constituted committee of the board of directors. Under the incentive plan, we are authorized to grant options and awards of restricted and unrestricted stock, which may or may not be based upon the attainment of certain performance goals, to our employees, officers and directors, as well as to non-employees and consultants who are in a position to make a significant contribution to our success. Options may be issued as either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified stock options. The board of directors or committee determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the incentive plan. As of December 31, 2006, there were 794,000 shares of common stock underlying outstanding awards under the incentive plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information relating to unexercised and outstanding options for each named executive officer as of December 31, 2006. No other equity awards otherwise reportable in this table have been granted to any of our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Stephen E. King Chairman and Chief Executive Officer	131,250	—		$.0011	12/22/2014
David J. Harrison President and Chief Operating Officer	131,250	—		.0011	12/22/2014
Ronald S. Spangler, Ph.D. Chief Scientific Officer	50,000	250,000	(1)	2.78	1/3/2016

(1)	These options will vest as follows: 70,000 shares will vest on January 3, 2007, 80,000 shares will vest on July 3, 2007 and 100,000 shares will vest on January 3, 2008.

Retirement Plan

We have established a Simplified Employee Pension/IRA plan in which all of our employees may participate through salary deductions and contributions. Under the terms of the plan, we may make contributions to each participant’s plan account. For 2006, our contributions were equal to 3% of each participant’s contributions to the plan, which are subject to annual deferral limits. All employer and employee contributions to the plan vest immediately.

Termination and Change in Control Arrangements

The following are the material terms of each agreement, contract, plan or arrangement that provide for payments to one or more of our named executive officers at, following or pursuant to their resignation, retirement or termination, or in connection with a change in control of the Company.

2005 Equity Incentive Plan. Our 2005 equity incentive plan contains the following provisions that relate to employee or director termination, changes in employee or director status or the change in control of the Company.

In the event of a change in the duties and responsibilities of an employee or director, or a transfer to a different position, the board of directors may cancel or modify any award granted to an employee or director or appropriately adjust the number of shares of common stock subject to an award. However, the board of directors may not modify or cancel awards exercisable at the time of such change in duties or responsibilities or transfer or to which the employee was irrevocably entitled at the time of such change or transfer.

If a participant who is an employee or director ceases to be an employee or director by reason of death or permanent disability, the following rules shall apply, unless otherwise determined by the board of directors:

•

all options held by the participant at the time of death or permanent disability, solely to the extent then exercisable, will continue to be exercisable by the participant for a period of one year after the participant’s death or permanent disability. After the expiration of such one-year period, all such options shall terminate; and

•	the participant shall automatically be entitled to any payment or benefit under all performance awards or supplemental grants held by the participant at the time of death or permanent disability.

If a participant suffers a status change other than by reason of death or permanent disability, then, unless otherwise determined by the board of directors, all options held by the participant at the time of such status change, to the extent then exercisable, shall continue to be exercisable by the participant for a period of 90 days after the participant’s status change, unless the change results from a termination of the participant’s employment for cause (as defined in the agreement), in which case the options will terminate immediately upon the status change. After the expiration of such 90-day period, all such options shall terminate.

The board of directors may, in its sole discretion, at the time an award is made or at any time prior to, coincident with or after the time of a change in control take any or all of the following actions:

•

require the purchase and sale of any awards for an amount of cash equal to the amount which a participant could have obtained upon the exercise or realization of such rights had such awards been currently exercisable;

•	make any adjustment to the awards then outstanding as the board of directors deems appropriate to reflect such change in control;

•	cause the awards then outstanding to be assumed, or their rights substituted therefor, by the surviving or acquiring corporation in a change in control;

•	cause any award to become exercisable in whole or in part upon the occurrence of a change in control;

•	cause any conditions to any award, including those related to the passage of time and continued employment, to terminate upon the occurrence of a change in control; or

•

cause any award to become free of any restrictions upon the occurrence of such change in control. The board of directors may, in its discretion, include such further provisions and limitations in any award agreement as it may deem to be in the best interests of the Company.

Stephen E. King Employment Agreement. On February 10, 2005, we entered into a three-year employment agreement with Stephen E. King, pursuant to which Mr. King serves as our Chairman and Chief Executive Officer.

Under the terms of the agreement, Mr. King’s employment is terminated upon his death or disability, and we may terminate Mr. King for cause (as defined in the agreement) or without cause. Mr. King may also terminate the agreement for good reason, including upon a change of control of the Company or Synova Healthcare, Inc. If we terminate Mr. King’s employment without cause or Mr. King terminates his employment for good reason, we must:

•	give Mr. King 120 days advance notice of such termination, which must be approved by the affirmative vote of at least two-thirds of the members of our board of directors;

•	continue to pay Mr. King his salary at the date of termination for the greater of the period of time remaining under the agreement or one year;

•	pay Mr. King a pro-rated bonus, based on the bonus he received in the year before termination; and

•	continue to provide to Mr. King any benefits required to be provided under the general provisions of the employee benefit plans in which he participated on the date of termination.

David H. Harrison Employment Agreement. On February 10, 2005, we entered into a three-year employment agreement with David J. Harrison, pursuant to which Mr. Harrison serves as our President and Chief Operating Officer. The terms and conditions of this employment agreement relating to termination, severance and change in control are substantially similar to those of Mr. King’s employment agreement.

Ronald S. Spangler, Ph.D. Employment Agreement. On December 16, 2005, we entered into an employment agreement with Ronald S. Spangler, Ph.D., under which Dr. Spangler serves as our Chief Scientific Officer. Under the employment agreement, if Dr. Spangler is terminated without cause (as defined in the agreement), Dr. Spangler will receive a severance payment equal to his salary for one year minus the value of any vested stock options which were granted at the inception of his employment. If the value of the vested stock options is greater than his salary for one year, Dr. Spangler will not be entitled to any severance payment.

Ronald S. Spangler, Ph.D. Stock Option Agreement. On January 3, 2006, Dr. Spangler was granted an option under our 2005 equity incentive plan to purchase 300,000 shares of common stock at an exercise price of $2.78 per share. The material termination and change in control provisions in this agreement are as follows:

In the event of a change of control, the unvested portion of the option shall vest and become exercisable upon the change of control. Furthermore, at such time, the board of directors will have the right to terminate these options upon 10 days prior written notice. In that case, Dr. Spangler will have the right to exercise such options prior to the close of the 10 day period.

At the time of a status change other than by reason of death, permanent disability or cause, Dr. Spangler’s options will remain exercisable for a period of 90 days after such status change. In the event of Dr. Spangler’s death or permanent disability, the options will remain exercisable for a period of one year after death or permanent disability. In the event that the status change results from a termination by us for cause, the options will terminate immediately upon termination.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to all persons who served as members of our board of directors (other than our named executive officers) during the 2006 fiscal year. No director who is also a named executive officer received any compensation for services as a director in 2006.

Name	Option Awards ($)		All Other Compensation ($)		Total ($)
Multiple directors (1)(2)	$8,270	(3)	$—		$8,270	(3)
Steven L. Edell, M.D.	—		—		—
John M. Suender	—		48,723	(4)	48,723	(4)

(1)	This entry includes current directors Patricia Campbell and Jeffrey N. Pelesh, as well as former directors Joseph S. Ferroni, M.D. and Eric A. Weiss, each of whom served on our board during 2006.
(2)	As of December 31, 2006, Ms. Campbell and Mr. Pelesh each have options to purchase 25,000 shares of common stock outstanding, and, to our knowledge, Dr. Ferroni and Mr. Weiss each have options to purchase 33,750 shares of common stock outstanding.
(3)	In determining the grant date fair value of this award under SFAS No. 123R, we made the following assumptions: expected term of the options – 10 years; risk free interest rates for the expected term of the options – 4.3%; expected volatility of the underlying stock – 62% to 64%; no expected dividends.

(4)	Represents consulting fees paid by us to Jasper Ventures for services relating to, among other things, business development, acquisition and finance, corporate governance and human resources matters. Mr. Suender serves as President of Jasper Ventures.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 22, 2007 by the following persons:

•	each of our directors;

•	each of the named executive officers;

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; and

•	all of our executive officers and directors as a group.

As of February 22, 2007, there were 33,228,398 shares of our common stock outstanding. Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned by them. The number of shares beneficially owned by each stockholder is determined under rules and regulations promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other convertible securities or rights held by that person that are currently exercisable or exercisable within 60 days of February 22, 2007 are deemed to be presently outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The same shares may be beneficially owned by more than one person. Unless otherwise indicated, the address of record for the owner is c/o Synova Healthcare Group, Inc., 1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063.

Name and Address	Number of Shares of Our Common Stock Beneficially Owned		Percentage of Our Common Stock Beneficially Owned
Stephen E. King	2,057,125	(1)	6.2%

David J. Harrison	2,056,915	(2)	6.2%

Patricia Campbell	35,500	(3)	*

Steven L. Edell, M.D.	137,499	(4)	*

Jeffrey N. Pelesh	86,250	(5)	*

Ronald S. Spangler, Ph.D.	141,000	(6)	0.4%

John M. Suender	31,500	(7)	*

George T. Votis 655 Madison Avenue, 24th Floor New York, New York 10021	13,660,587	(8)	40.3%

Bianchi & Partner AG Friesenbergstrasse 98 CH-8055 Zurich, Switzerland(9)	2,049,990	(10)(11)	6.0%

Name and Address	Number of Shares of Our Common Stock Beneficially Owned		Percentage of Our Common Stock Beneficially Owned
Plainfield Direct LLC 55 Railroad Avenue Greenwich, Connecticut 06830(12)	10,500,000	(13)	24.0%
Brian J. Stark 3600 South Lake Drive St. Francis, Wisconsin 53235	3,651,067	(14)	9.9%
Michael A. Roth 3600 South Lake Drive St. Francis, Wisconsin 53235	3,651,067	(14)	9.9%
Ronald S. Dagar 275 Seventh Avenue, Suite 2000 New York, New York 10001 (15)	2,561,612	(16)	7.3%
Erwin Speckert Ramistrasse 8, Postfach 659 CH 8024 Zurich, Switzerland (17)	2,842,806	(18)	8.1%
Everest Asset Management AG Ramistrasse 8, Postfach 659 CH 8024 Zurich, Switzerland (17)	2,671,773	(19)	7.6%
All directors and executive officers as a group (9 persons)	18,327,376	(20)	53.0%

*	Less than 1%.
(1)	Includes (i) an option to purchase 131,250 shares of common stock at an exercise price of $0.0011 per share; (ii) 700 shares of common stock held of record by a member of Mr. King’s immediate family of which Mr. King shares beneficial ownership; (iii) a senior convertible promissory note which is immediately convertible into 17,500 shares of common stock; and (iv) a warrant to purchase 19,250 shares of common stock at an exercise price of $1.00 per share.
(2)	Includes (i) an option to purchase 131,250 shares of common stock at an exercise price of $0.0011 per share; (ii) 1,750 shares of common stock held of record by a member of Mr. Harrison’s immediate family of which Mr. Harrison shares beneficial ownership; (iii) a senior convertible promissory note which is immediately convertible into 17,500 shares of common stock; and (iv) a warrant to purchase 19,250 shares of common stock at an exercise price of $1.00 per share.
(3)	Includes (i) an option to purchase 25,000 shares at an exercise price of $1.82 per share; (ii) a senior convertible promissory note which is immediately convertible into 5,000 shares of common stock; and (iii) a warrant to purchase 5,500 shares of common stock at an exercise price of $1.00 per share.
(4)	Includes a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share. All of these securities are held jointly with Dr. Edell’s spouse.
(5)	Includes an option to purchase 25,000 shares at an exercise price of $1.82 per share.
(6)	Includes (i) exercisable options to purchase an aggregate of 120,000 shares of common stock at an exercise price of $2.78 per share; (ii) a senior convertible promissory note which is immediately convertible into 10,000 shares of common stock; and (iii) a warrant to purchase 11,000 shares of common stock at an exercise price of $1.00 per share.
(7)	Includes (i) a senior convertible promissory note which is immediately convertible into 15,000 shares of common stock; and (ii) a warrant to purchase 16,500 shares of common stock at an exercise price of $1.00 per share.
(8)	Includes (i) 12,696,089 shares of common stock acquired in connection with our merger with Allendale; (ii) the right to vote 333,334 shares of common stock held in escrow on behalf of Mr. Votis to satisfy certain indemnification obligations in connection with our acquisition of Allendale; (iii) an option to purchase 11,664 shares of common stock at an exercise price of $8.04 per share; (iv) a senior convertible promissory note which is immediately convertible into 295,000 shares of common stock; and (v) a warrant to purchase 324,500 shares of common stock at an exercise price of $1.00 per share.
(9)	Gabriel U. Bianchi has sole voting and investment power over the securities held by Bianchi & Partner AG.

(10)	Includes a senior convertible promissory note which is immediately convertible into 500,000 shares of common stock and a warrant to purchase 550,000 shares of common stock at an exercise price of $1.00 per share.
(11)	Excludes a warrant to purchase up to an additional 499,980 shares of common stock, which, pursuant to the terms thereof, may not be exercised so long as the holder would beneficially own more than 4.99% of our common stock either prior to or after giving effect to the exercise. We currently believe that this stockholder owns more than 4.99% of our common stock, and therefore this warrant would not be presently exercisable. However, if this warrant could be exercised in full, Bianchi & Partner AG would be deemed to beneficially own a total of 2,549,970 shares of common stock, or 7.3%.
(12)	These shares are beneficially owned by each of the following persons, who collectively may be deemed to be a “group” within the meaning of Rule 13d-5 promulgated under the Securities Exchange Act of 1934, as amended: Plainfield Direct LLC, Plainfield Special Situations Master Fund Limited, Plainfield Direct Master Fund Limited, Plainfield Asset Management LLC, and Max Holmes. This information was obtained exclusively from a Schedule 13D filed by such beneficial owners with the SEC on January 22, 2007.
(13)	Includes a senior convertible promissory note which is immediately convertible into 5,000,000 shares of common stock and a warrant which is immediately exercisable for up to 5,500,000 shares of common stock at an exercise price of $1.00 per share. This information was obtained exclusively from Amendment No. 1 to Schedule 13D, as filed with the SEC on January 24, 2007 by the Plainfield group.
(14)	Includes an aggregate of 3,651,067 shares of common stock issuable upon conversion of a senior convertible promissory note and the exercise of a warrant. Excludes an aggregate of 6,848,943 shares of common stock issuable upon the conversion of a senior convertible promissory note and the exercise of a warrant, the conversion and exercise of which are subject to a conversion cap and exercise cap that preclude the stockholder from exercising its conversion or exercise rights to the extent that the stockholder would beneficially own in excess of 9.9% of our common stock after giving effect to such conversion or exercise. If these securities could be exercised in full, these stockholders would be deemed to beneficially own a total of 10,500,000 shares of common stock, or 24.0%.
(15)	Ronald S. Dagar may be deemed to beneficially own securities owned by Bushido Capital Master Fund, LP and Pierce Diversified Strategy Master Fund, LLC, Series BUS.
(16)	Includes (i) a senior convertible promissory note which is immediately convertible into 1,000,000 shares of common stock; and (ii) a warrant to purchase up to 1,100,000 shares of common stock at an exercise price of $1.00 per share. Excludes warrants to purchase up to 416,661 shares of common stock at an exercise price of $2.50 per share which, pursuant to the terms thereof, may not be exercised so long as the holder would beneficially own more than 4.99% of our common stock either prior to or after giving effect to the exercise. We currently believe that this stockholder owns more than 4.99% of our common stock, and therefore these warrants would not be presently exercisable. However, if these warrants could be exercised in full, the stockholder would be deemed to beneficially own a total of 2,978,273 shares of common stock, or 8.3%.
(17)	Erwin Speckert controls Everest Asset Management AG and thus beneficially owns all securities that are beneficially owned by this entity. We believe that this entity has voting or investment control over securities held by other individuals and entities pursuant to the terms of an asset management agreement.
(18)

Includes (i) 1,966,736 shares of common stock underlying senior convertible promissory notes and related common stock purchase warrants held by Everest Asset Management AG, (ii) an aggregate of 571,773 shares of common stock owned of record by clients of Everest over which Everest may have voting and investment control; (iii) 202,865 shares of common stock owned directly by Mr. Speckert; and (iv) 101,432 shares of common stock owned of record by Mr. Speckert’s spouse. Excludes (i) 133,264 shares underlying senior convertible promissory notes and related common stock purchase warrants which, pursuant to the terms thereof, may not be converted or exercised so long as the holder would beneficially own after such conversion or exercise more than 9.9% of our common stock and (ii) warrants to purchase in the aggregate up to 712,000 shares of common stock at an exercise price of $2.50 per share which, pursuant to the terms thereof, may not be exercised so long as the holder would beneficially own more than 4.99% of our common stock either prior to or after giving effect to the exercise. We currently believe that this stockholder owns more than 9.9% of our common stock, and therefore these securities would not be presently exercisable. However, if these notes and warrants could be exercised in full, the stockholder would be deemed to beneficially own a total 3,688,070 shares of common stock, or 10.2%.

(19)	Includes (i) 1,000,000 shares of common stock underlying our senior notes and (ii) a warrant to purchase up to 1,100,000 shares of common stock at an exercise price of $1.00 per share. Excludes warrants to purchase in the aggregate up to 472,000 shares of common stock at an exercise price of $2.50 per share which, pursuant to the terms thereof, may not be exercised so long as the holder would beneficially own more than 4.99% of our common stock either prior to or after giving effect to the exercise. We currently believe that this stockholder owns more than 4.99% of our common stock, and therefore these warrants would not be presently exercisable. However, if these warrants could be exercised in full, the stockholder would be deemed to beneficially own 3,143,773 shares of common stock, or 8.8%.
(20)	Includes (i) all shares, options and warrants disclosed in footnotes (1) through (8) above; (ii) a senior convertible promissory note which is immediately convertible into 10,000 shares of common stock held by one of our executive officers not named in the table above; (iii) a warrant to purchase 11,000 shares of common stock at an exercise price of $1.00 per share held by one of our executive officers not named in the table above; (iv) an option to purchase 50,000 shares of common stock at an exercise price of $2.67 per share held by one of our executive officers not named in the table above; and (v) the vested portion (50,000 shares) of an option to purchase 200,000 shares of common stock at an exercise price of $2.50 per share held by one of our executive officers not named in the table above.

Related Stockholder Matters

The following table sets forth information with respect to our equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

AS OF DECEMBER 31, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	794,000	(1)	$2.56	(1)	706,000
Equity compensation plans not approved by security holders (2)	1,128,587	(3)	$0.64	(3)	280,000	(4)
Total	1,922,587	(1)(3)	$1.43	(1)(3)	986,000

(1)	All of these options were issued under our 2005 Equity Incentive Plan, which was approved by our stockholders on May 27, 2005 effective as of April 26, 2005.
(2)	Amounts included in this row include individual securities compensation arrangements entered into with both employees and non-employees, including directors, consultants, advisors, vendors, customers, suppliers and lenders.
(3)	As part of our merger with Synova Healthcare, Inc., we assumed outstanding options, warrants and other rights to purchase 562,045 shares of our common stock with an aggregate weighted-average exercise price of $0.06. The issuance of these options, warrants and other rights were not approved by our stockholders.
(4)	This amount represents shares of our common stock that are subject to future awards under our Consultant Stock Compensation Plan, pursuant to which an aggregate of 300,000 shares of common stock have been reserved for issuance.

Descriptions of the material features of our equity compensation plans and individual compensation arrangements that have not been approved by our stockholders are set forth in the notes to our consolidated financial statements on pages F-17 through F-18 and are incorporated herein by reference.

Consultant Stock Compensation Plan

On December 22, 2005, we adopted the Synova Healthcare Group, Inc. Consultant Stock Compensation Plan. A total of 300,000 shares of common stock is authorized for issuance under the consultant plan. This plan provides compensation in the form of shares of common stock to eligible consultants and advisors who have provided bona fide services to us or our subsidiaries, other than services rendered in connection with the offer and sale of securities in a capital raising transaction or services that promote or maintain a market price for the our securities. The shares of stock issuable under the consultant plan have been registered on a Form S-8 registration statement. Shares may be granted only to consultants and advisors who are retained by us or by our subsidiaries and who are eligible to receive shares registered on Form S-8. As of December 31, 2006, we had issued 20,000 shares of common stock under the consultant plan.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Galt Industries, Inc.

As consideration for the Allendale merger, Galt Industries Inc., as the former 84.6% shareholder of Allendale, received 12,696,089 shares of our common stock. George T. Votis, who is also one of our directors, is the Chief Executive Officer, sole director and sole owner of the outstanding stock of Galt. Mr. Votis received an additional 333,334 shares in connection with Mr. Votis’ indemnification obligations to us, which shares have been placed in escrow for the benefit of Galt for a period of one year. Mr. Votis also received an option to purchase 11,664 shares of our common stock at an exercise price of $8.04 per share arising out of the conversion in the merger of an option to purchase Allendale common stock.

Pursuant to the Allendale merger, we entered into a consulting agreement with Galt to provide management consulting services for a three-year term beginning on the date of the effectiveness of the merger. We will pay Galt annual consulting fees of $75,000 for the first year and $150,000 for each of the two succeeding years under the consulting agreement.

Private Placement

In connection with the Allendale merger, on January 12, 2007, we completed the private placement of 6.5% senior convertible promissory notes due January 12, 2012 in the original aggregate principal amount of $15.0 million and common stock purchase warrants to purchase, in the aggregate, 16.5 million shares of our common stock. Pursuant to the terms of the warrants, a holder is entitled to purchase the number of shares of our common stock equal to 110% of the number of shares of our common stock into which such holder’s note may be converted at an exercise price of $1.00 per share, on or after January 12, 2007 and on or prior to the close of business on January 12, 2012. The following table identifies certain related persons that purchased securities from us in the private placement, as well as the amount of their respective investments.

Related Person	Amount
George T. Votis	$295,000
Bianchi & Partner AG	500,000
Everest Asset Management AG (1)	1,000,000
Erwin Speckert (1)	1,000,000
Ronald S. Dagar (2)	1,000,000
Brian J. Stark and Michael A. Roth (3)	5,000,000
Plainfield Direct LLC	5,000,000

(1)	Erwin Speckert may be deemed to beneficially own the securities purchased by Everest Asset Management AG.
(2)	Ronald S. Dagar may be deemed to beneficially own the securities purchased by Bushido Capital Master Fund, LP and Pierce Diversified Strategy Master Fund, LLC, Series BUS.
(3)	Brian J. Stark and Michael A. Roth may be deemed to beneficially own the securities purchased by SF Capital Partners Ltd.

Transactions with G.M. Capital Partners, Ltd.

As compensation for acting as placement agent in our January 2006 unit offering, we agreed to pay G.M. Capital Partners Ltd. a cash commission equal to 7% of the gross purchase price for the units sold to investors in the offering who were introduced to us by G.M. Capital Partners and a four-year option to purchase up to 7% of those units. Each unit is exercisable for $50,000 and is comprised of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share. In addition, we agreed to reimburse G.M. Capital Partners for all of its out-of-pocket expenses incurred in connection with the offering. In 2006, we paid G.M. Capital Partners cash commissions of approximately $228,000, and G.M. Capital Partners was entitled to receive an option to purchase 4.56 units with respect to our January 2006 unit offering.

Jasper Ventures, LLC

In February 2006, we engaged Jasper Ventures as a consultant pursuant to a consulting agreement. John M. Suender, one of our directors, serves as President of Jasper Ventures. Under this consulting agreement, Jasper Ventures provides us with non-legal advice and services relating to, among other things, business development, acquisition and finance, corporate governance and human resources matters. The consulting agreement is terminable at any time by either party. Jasper Ventures is entitled to receive an hourly, per diem or per month fee, depending on the amount of work to be provided. Since February 2006, we have paid Jasper Ventures approximately $48,723 in fees pursuant to this consulting arrangement.

The Keystone Equities Group

Ronald S. Spangler, Ph.D., one of our directors, holds an equity interest of approximately 12.1% in The Keystone Equities Group, an investment banking firm that Dr. Spangler founded. We have engaged Keystone for investment banking services, and in 2006 we paid Keystone $45,000 in connection with services rendered. The amount of Dr. Spangler’s interest in the placement agent fees paid by us to Keystone is $12,884.

Guaranty of Credit Facility

Stephen E. King and David J. Harrison, our Chairman and Chief Executive Officer, and our President, Chief Operating Officer and director, respectively, each personally guaranteed our obligations under our term loan and line of credit with Wachovia Bank, N.A., pursuant to a guaranty agreement dated April 28, 2005. As of January 12, 2007, both the term loan and line of credit have been repaid in full and the guaranties have been released.

Director Independence

Board of Directors

Patricia Campbell, Steven L. Edell, M.D. and Jeffrey N. Pelesh have been deemed by our board of directors to be “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. Furthermore, each of Joseph S. Ferroni, M.D. and Eric A. Weiss, who served as our directors during 2006, was also determined by the board of directors during the time of their service on the board to be independent under this standard.

Committee Members

We have standing audit, compensation and nominating committees.

Audit Committee. The members of the audit committee are presently Mr. Pelesh, who is also the chairperson, John M. Suender and Dr. Edell. The board of directors has determined that Mr. Suender is not independent within the meaning of the NASDAQ Marketplace Rules.

Compensation Committee. The members of the compensation committee are presently Mr. Suender, who is also the chairperson, Ms. Campbell and Mr. Pelesh. The board of directors has determined that Mr. Suender is not independent within the meaning of the NASDAQ Marketplace Rules.

Nominating Committee. The only current member of the nominating committee is Ms. Campbell. We are currently assessing whether we have a need for a standing nominating committee.

Executive Compensation

Effective September 19, 2005, we entered into an employment agreement with Robert L. Edwards, under which Mr. Edwards serves as our Chief Financial Officer. The employment agreement provides that Mr. Edwards’ base salary is $130,000 per year. In addition, effective January 1, 2006, we granted Mr. Edwards a monthly car allowance of $500. Mr. Edwards is also entitled to three weeks of vacation, health insurance and other benefits consistent with those granted to other of our employees. The agreement is not for a specified term and may be terminated at any time by us or Mr. Edwards without penalty.

Under the employment agreement, we awarded Mr. Edwards an option under our 2005 equity incentive plan to purchase 200,000 shares of common stock at an exercise price of $2.50 per share, expiring on September 19, 2015. This option vests in four equal installments of 50,000 shares on each of the first four anniversaries of Mr. Edwards’ employment.

On February 16, 2006, we granted Mr. Edwards another option under our 2005 equity incentive plan to purchase 50,000 shares of common stock at an exercise price of $2.67 per share. The option vested in full on February 16, 2007.

Item 13.	Exhibits.

The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3†	Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (2)

2.4†	Agreement and Plan of Merger, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova 2006 Acquisition Corp., Allendale Pharmaceuticals, Inc., Galt Industries, Inc., Gene Detroyer and Robert Staab. (3)

3.1	Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6	Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7	Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9	Amended and Restated Bylaws of Synova Healthcare Group, Inc. (4)

4.1	Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2	Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (5)

4.3	Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (5)

4.5	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (5)

Exhibit No.	Description

4.6	Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7	Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (2)

4.8	Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (2)

4.9	Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

4.10	Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

4.11	Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6)

4.12	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s October 2005 unit offering. (6)

4.13	Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6)

4.14	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.15	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.16	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.17	Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.18	Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.19	Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.20	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.21	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.22	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.23	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company’s January 2006 unit offering. (8)

Exhibit No.	Description

4.24	Form of Convertible Note Purchase Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.25	Form of Convertible Note Purchase Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.26	Form of Registration Rights Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.27	Form of Amended and Restated Registration Rights Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending and restating the Registration Rights Agreement dated July 31, 2006. (9)

4.28	Form of Bridge Warrant, dated as of July 31, 2006. (9)

4.29	Form of Bridge Warrant, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers thereof, replacing the Form of Bridge Warrant dated July 31, 2006. (9)

4.30	Form of 2006 Convertible Bridge Note, dated as of July 31, 2006, issued by Synova Healthcare Group, Inc., as maker. (9)

4.31	Form of Allonge to 2006 Convertible Bridge Note, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending the Form of Convertible Bridge Note dated July 31, 2006. (9)

4.32	Form of 2006 Convertible Bridge Note, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.33	Form of Convertible Note Purchase Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.34	Form of Bridge Warrant, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.35	Form of Registration Rights Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.36	Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s June 2006 common stock offering. (8)

4.37.1	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc., as maker. (3)

4.37.2	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc., as maker. (3)

4.37.3	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc., as maker.

4.37.4	Form of 6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc., as maker. (3)

4.38.1	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc.

4.38.2	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc. (3)

4.38.3	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc. (3)

Exhibit No.	Description

4.38.4	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to the placement agent by Synova Healthcare Group, Inc. (3)

4.38.5	Form of Common Stock Purchase Warrant, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc. (3)

4.39.1	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Stephen E. King. (3)

4.39.2	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and David J. Harrison. (3)

4.39.3	Form of Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and each of the directors, executive officers and significant stockholders of Synova Healthcare Group, Inc. (other than Stephen E. King and David J. Harrison). (3)

4.40	Form of Securities Purchase Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.1	Registration Rights Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.2	Registration Rights Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Galt Industries, Inc. (3)

10.1	Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and Stephen E. King. (5)

10.2	Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and David J. Harrison. (5)

10.3	Employment Agreement, dated September 13, 2005, between Synova Healthcare Group, Inc. and Robert L. Edwards. (2)

10.4	Employment Agreement, dated December 12, 2005, between Synova Healthcare Group, Inc. and Ronald Spangler, Ph.D. (6)

10.5	Synova Healthcare Group, Inc. 2005 Equity Incentive Plan. (5)

10.6	Form of Stock Option Agreement. (10)

10.7	Consulting/Retainer Agreement, dated as of August 20, 2004, by and between Synova Healthcare, Inc. and KSR Associates, Inc., as amended by letter dated January 13, 2005. (4)

10.8	Engagement Letter, dated November 8, 2004, between Advanced Global Industries Corporation and Oceana Partners LLC. (5)

10.9	Consulting Agreement dated as of December 21, 2004, by and between Advanced Global Industries Corporation and G.M. Capital Partners, Ltd. (5)

10.10	Distribution Agreement, dated as of June 23, 2003, by and between Synova Healthcare, Inc. and Applied Biotech, Inc. (11) (12)

10.11	Amendment to Distribution Agreement, dated as of February 3, 2005, by and between Synova Healthcare, Inc. and Applied Biotech, Inc. (11) (12)

10.12	Indemnification Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., G.M. Capital Partners, Ltd. and Oceana Partners LLC. (5)

10.13	Promissory Note, dated as of April 28, 2005, issued by Synova Healthcare, Inc. as maker. (4)

Exhibit No.	Description

10.14	Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association. (5)

10.15	Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association. (4)

10.16	Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., Stephen E. King and Wachovia Bank, National Association. (4)

10.17	Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., David Harrison and Wachovia Bank, National Association. (4)

10.18	Non-qualified Stock Option Agreement, dated as of February 10, 2005 by and between Synova Healthcare Group, Inc. and Stephen E. King. (4)

10.19	Non-qualified Stock Option Agreement, dated as of February 10, 2005, by and between Synova Healthcare Group, Inc. and David J. Harrison. (4)

10.20	Distribution Agreement, dated September 6, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (2)

10.21	Amendments, dated November 13, 2005, to Distribution Agreement and Share Purchase Agreement by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (6)

10.22	Amendments, dated November 29, 2005, to Distribution Agreement and Share Purchase Agreement, dated November 15, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (13)

10.23	Distribution Agreement, dated December 8, 2005, between Synova Healthcare, Inc. and QuantRX Biomedical Corporation (formerly A-Fem Medical Corporation) (6) (14)

10.24	Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd. (6) (14)

10.25	Lease, between Cal-Tree Realty Associates L.P. and Synova Healthcare, Inc., dated December 22, 2005. (6)

10.26	Shareholders Agreement, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd., dated September 23, 2005 (2)

10.27	Consultant Stock Compensation Plan. (15)

10.28	Form of Lock-Up Letter. (5)

10.29	Letter of Agreement dated June 12, 2006 by and between Synova Healthcare Group, Inc. and The Investor Relations Group Inc. (8)

10.30	Distribution Agreement, dated June 29, 2006, by and between Synova Healthcare, Inc. and QuantRx Biomedical Corporation. (9) (16)

10.31	Distribution Agreement, dated July 26, 2006, by and between Synova Healthcare, Inc. and Ovulation Tester, LLC. (9) (16)

10.32	Escrow Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., George Votis, Galt Industries, Inc., Gene Detroyer, Robert Staab and Blank Rome LLP, as escrow agent. (17)

10.33	Employment Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and Gene Detroyer. (3)

Exhibit No.	Description

10.34	Consulting Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and RTA, Inc. (3)

10.35.1	Letter Agreement, dated as of January 12, 2007, with Stephen E. King regarding Employment Agreement. (3)

10.35.2	Letter Agreement, dated as of January 12, 2007, with David J. Harrison regarding Employment Agreement. (3)

10.36	Guarantee Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Guarantors and each of the purchaser signatories thereto. (3)

10.37	Letter Agreement, dated as of August 10, 2006, by and between Synova Healthcare Group, Inc. and the placement agent. (3)

10.38.1	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Sandell Asset Management Corp. (Castlerigg Master Investments Ltd.) regarding legal expenses. (3)

10.38.2	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Plainfield Asset Management LLC regarding legal expenses. (3)

10.39	License Agreement, dated as of January 12, 2007, by and between Allendale Laboratories, Inc. and Synova Healthcare Group, Inc. (3)

10.40	Letter Agreement, dated as of January 11, 2007, by and between Allendale Pharmaceuticals, Inc. and Allendale Laboratories, Inc. regarding patent application. (3)

21.1	Subsidiaries of the Company.

23.1	Consent of Morison Cogen LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

†	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.
(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on January 17, 2007.
(4)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.

(5)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.
(7)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (File No. 0-51492), as filed with the SEC on August 14, 2006.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (File No. 0-51492), as filed with the SEC on November 20, 2006.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 0-51492), as filed with the SEC on October 3, 2005.
(11)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on July 27, 2005.
(12)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on May 13, 2005, which was granted on August 12, 2005.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on December 5, 2005.
(14)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on April 17, 2006, which was granted on June 16, 2006.
(15)	Previously filed as an exhibit to the Company’s registration statement on Form S-8 (File No. 333-130924), as filed with the SEC on January 9, 2006.
(16)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on November 20, 2006.
(17)	Corrects Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on January 17, 2007.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

During fiscal 2006 and 2005, Morison Cogen LLP, the Company’s independent registered public accounting firm, billed the Company $61,450 and $60,850, respectively, for audit fees. Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, the quarterly review of unaudited interim financial statements included in the Company’s Forms 10-QSB, and services in connection with registration statements filed with the SEC, including the delivery of consents and “comfort letters.”

Audit-Related, Tax and All Other Fees

The Company was not billed by Morison Cogen LLP for any other audit-related, tax or other fees in 2006 or 2005.

Audit Committee Pre-Approval Policies

The Company’s Audit Committee is responsible for appointing, setting the compensation for and overseeing the work of, its independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve all auditing services, internal control-related services and permitted non- audit services performed by the independent registered public accounting firm in order to ensure its independence. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more of its members.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVA HEALTHCARE GROUP, INC.

Date: February 21, 2007	By:	/s/ Stephen E. King
Stephen E. King Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2007	By:	/s/ Stephen E. King
Stephen E. King Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2007	By:	/s/ David J. Harrison
David J. Harrison President, Chief Operating Officer and Director

Date: February 21, 2007	By:	/s/ Robert L. Edwards
Robert L. Edwards Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 21, 2007	By:	/s/ Ronald S. Spangler
Ronald S. Spangler, Ph.D. Chief Scientific Officer and Director

Date: February 21, 2007	By:	/s/ Patricia Campbell
Patricia Campbell Director

Date: February 21, 2007	By:	/s/ Jeffrey N. Pelesh
Jeffrey N. Pelesh Director

Date: February 21, 2007	By:	/s/ John M. Suender
John M. Suender Director

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Synova Healthcare Group, Inc. and Subsidiaries

Media, Pennsylvania

We have audited the consolidated balance sheets of Synova Healthcare Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synova Healthcare Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company completed on January 12, 2007 a $15,000,000 senior convertible note offering.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of January 1, 2006.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

February 21, 2007

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	December 31, 2006	December 31, 2005
Assets
Cash	$—	$20,491
Restricted cash	72,605	184,085
Accounts receivable, net	32,762	52,185
Private placement subscription receivable	—	450,000
Inventory	396,768	73,178
Prepaid expenses	44,006	122,770
Deferred loan costs	37,181	69,342
Deposits	500,000	125,000

Total Current Assets	$1,083,322	$1,097,051

Property and equipment, net	$126,900	$35,231
Investment	2,227,961	807,944
Deferred charges	187,982	—

Total Assets	$3,626,165	$1,940,226

Liabilities and Stockholders’ Deficit
Liabilities
Line of credit	$282,000	$200,000
Loans payable	1,500,000	711,085
Accounts payable	2,633,996	922,742
Accrued expenses	1,550,267	405,518

Total Current Liabilities	$5,966,263	$2,239,345
Stockholders’ Deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares outstanding	$—	$—
Common stock, $0.001 par value:
150,000,000 shares authorized; 17,686,780 and 13,738,566 shares issued and outstanding at December 31, 2006 and December 31, 2005	17,687	13,739
Common stock subscribed, net of offering costs	—	387,000
Additional paid in capital	12,688,458	6,314,898
Accumulated deficit	(15,046,243)	(7,014,756)

Total Stockholders’ Deficit	$(2,340,098)	$(299,119)

Total Liabilities and Stockholders’ Deficit	$3,626,165	$1,940,226

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Net sales	$187,970	$202,329
Operating Expenses:
Cost of net sales	266,141	219,180
Selling and marketing	2,625,232	2,788,250
Personnel expenses, including stock-based compensation expense of $736,107 for the year ended December 31, 2006	1,931,915	671,670
General and administrative, including stock-based compensation expense of $19,460 for the year ended December 31, 2006	2,648,522	1,173,139

Total Operating Expenses	7,471,810	4,852,239

Operating Loss	(7,283,840)	(4,649,910)

Other Income (Expenses):
Interest income	51,488	14,802
Interest expense	(293,627)	(181,805)
Equity in loss of unconsolidated affiliate	(505,508)	—

Total Other Expenses	(747,647)	(167,003)

Net Loss	$(8,031,487)	$(4,816,913)

Basic and diluted loss per share	$(0.48)	$(0.38)

Basic and diluted weighted average number of shares	16,675,602	12,645,239

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Cash Flows from Operating Activities:
Net loss	$(8,031,487)	$(4,816,913)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred loan cost	135,219	126,658
Allowance for inventory reserves	(35,074)	—
Depreciation and amortization	16,359	8,330
Issuance of common stock for services	7,674	393,000
Issuance of warrants for services	—	241,400
Issuance of warrants for deferred interest on loans	(103,058)	—
Issuance of common stock for registration rights penalty	—	107,822
Issuance of options for compensation	755,567	—
Equity in loss of unconsolidated affiliate	505,508	—
Changes in Assets and Liabilities, Net of Effect of Merger:
(Increase) decrease in assets
Accounts receivable	19,423	32,237
Inventory	(288,516)	360,367
Deposits	(375,000)	(118,810)
Prepaid expenses and other current assets	78,764	(129,423)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	2,856,003	394,125

Net cash used in operating activities	$(4,458,618)	$(3,401,206)
Cash Flows from Investing Activities:
Investment in Bio Pad	(1,925,525)	(807,944)
Cash acquired in merger	—	89
Deferred charges	(93,991)	—
Purchases of property and equipment	(108,028)	(11,907)

Net cash used in investing activities	$(2,127,544)	$(819,762)
Cash Flows from Financing Activities:
Restricted cash	(72,605)	—
Proceeds from line of credit	82,000	200,000
Proceeds from loans	1,600,000	711,085
Repayment of loans	(811,085)	(477,275)
Deferred charges	(93,991)	—
Proceeds from issuance of common stock, net of offering costs	5,677,267	3,981,180

Net cash provided by financing activities	$6,381,586	$4,414,990

Net increase (decrease) in cash	(204,576)	194,022
Cash at the beginning of the year	204,576	10,554

Cash at the end of the year	$—	$204,576

Supplemental Schedule of Cash Flows:
Cash paid during the year for interest	$50,249	$36,517

Supplemental Schedule of Non-Cash Financing Activities:
Warrants issued for deferred loan cost	$172,400	$196,000
Subscription receivable	$—	$(450,000)
Common stock subscribed, net of offering costs	$—	$387,000

Conversion of debt and accrued interest into common stock	$—	$—

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2006 and 2005

	Number of Shares	Common Stock	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE AT DECEMBER 31, 2004	5,889,905	$5,890	$1,410,055	$—	$(2,197,843)	$(781,898)

Issuance of common stock at merger	3,000,000	3,000	(3,000)	—	—	—
Liabilities assumed upon merger	—	—	(6,710)	—	—	(6,710)
Issuance of common stock	179,392	179	146,821	—	—	147,000
Issuance of common stock for services	162,500	163	392,837	—	—	393,000
Issuance of common stock for offering costs	351,155	351	(351)	—	—	—
Issuance of common stock in private placement, net of offering costs	3,500,000	3,500	2,782,600	—	—	2,786,100
Issuance of warrants for services	—	—	241,400	—	—	241,400
Issuance of warrants for deferred loan cost	—	—	196,000	—	—	196,000
Issuance of common stock, registration rights penalty payment	50,114	50	10,772	—	—	107,822
Issuance of common stock, warrants exercised	152,000	152	300,808	—	—	300,960
Issuance of common stock in private placement, net of offering costs	453,500	454	746,666	—	—	747,120
Subscription receivable, net of offering costs	—	—	—	387,000	—	387,000
Net loss for the year ended December 31, 2005	—	—	—	—	(4,816,913)	(4,816,913)

BALANCE AT DECEMBER 31, 2005	13,738,566	13,739	6,314,898	387,000	(7,014,756)	(299,119)

Issuance of common stock for services	2,500	2	7,672	—	—	7,674
Issuance of warrants for deferred financing costs	—	—	172,400	—	—	172,400
Issuance of common stock, warrants exercised	144,750	145	269,145	—	—	269,290
Issuance of common stock in private placement, net of offering costs	3,276,981	3,277	5,169,300	63,000	—	5,235,577
Subscription receivable, net of offering costs	—	—	—	(450,000)	—	(450,000)
Issuance of common stock, private placement offering modification	523,983	524	(524)	—	—	—
Issuance of options for compensation	—	—	755,567	—	—	755,567
Net loss for year ended December 31, 2006	—	—	—	—	(8,031,487)	(8,031,487)

BALANCE AT DECEMBER 31, 2006	17,686,780	$17,687	$12,688,458	$—	$(15,046,243)	$(2,340,098)

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Synova Healthcare Group, Inc., a Nevada corporation, and its subsidiaries (the “Company”) develops, markets and distributes over-the-counter and point-of-care, non-invasive diagnostic tests that allow consumers and healthcare professionals to diagnose or monitor the onset of specific medical conditions. The Company’s principal executive offices are located in Media, Pennsylvania. The Company has two wholly owned subsidiaries: Synova Healthcare, Inc., a Delaware corporation (“Synova Healthcare”), and Synova Pre-Natal Healthcare, Inc., a Delaware corporation (“Pre-Natal”). The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated in consolidation.

The Company was incorporated in the State of Nevada on September 1, 1998 under the name Centaur Capital Group, Inc. The original business strategy of the Company was to engage in the discovery of pharmaceuticals based upon human genetics, but this business was never developed and was abandoned in 2001. The Company’s name has been changed numerous times since its formation. From December 10, 2004 to January 10, 2005, it operated under the name Advanced Global Industries Corporation. The Company’s name changed to Synova Healthcare Group, Inc. on January 10, 2005, in connection with the acquisition of Synova Healthcare. From formation until the Company’s acquisition of Synova Healthcare, the Company was a development stage company with no active business.

On February 10, 2005, the Company’s wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, with Synova Healthcare surviving the merger. In connection with the merger, each outstanding share of Synova Healthcare common stock was cancelled and converted into the right to receive 8.75 shares of the Company’s common stock. Each outstanding stock option, warrant and other security convertible into or exchangeable for Synova Healthcare common stock (“common stock equivalents”) was also cancelled and converted into a similar right to purchase the Company’s common stock, with the number of shares subject to each such right being multiplied by 8.75 and the exercise price of such right being divided by 8.75.

Immediately after the consummation of the merger, persons who had owned Synova Healthcare common stock and common stock equivalents immediately prior to the merger held approximately 70% of the Company’s outstanding voting stock on a fully diluted basis. As a result of the merger, Synova Healthcare became a wholly owned operating subsidiary of the Company. Under generally accepted accounting principles in the United States, the share exchange represented by the merger is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Synova Healthcare in exchange for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the legal acquiror, Synova Healthcare Group, Inc., are those of the legal acquiree, Synova Healthcare, which are considered to be the accounting acquiror. As necessary, share and per share amounts stated herein (including the exercise price of warrants and options) have been adjusted as described above to reflect the merger.

NOTE 2 – MANAGEMENT STATEMENT

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by relying on the issuance of

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock, options and warrants to fund certain operating costs, including consulting and professional fees. As a result of the closing on January 12, 2007 of a $15.0 million senior convertible note offering described in Note 17, the Company believes that it presently has sufficient available capital to fund its anticipated operations for at least the next 12 months, although there can be no assurance that the net proceeds from this offering will be sufficient to operate and grow the Company’s business as intended during such time period without the need to obtain additional sources of capital.

The Company believes that in the future it will be able to raise additional capital as needed to support operations. In support of this view, since January 1, 2006, Company management has raised approximately $20.7 million in proceeds from sales of its securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs.

While the Company believes that it will be able to obtain, if necessary, future financing on acceptable terms, if such additional debt or equity financing is not available, the Company would need to expend significant efforts to find other short-term sources of capital to meet ongoing operating and business expenses. The terms of the Senior Convertible Promissory Notes issued in January 2007 also significantly limit the Company’s ability to sell equity or incur debt, and the Company may not be able to repay or refinance these obligations or obtain the consent of the holders of such obligations, if necessary, to obtain additional capital should the Company need or desire to do so. The Company is also focusing on opportunities to increase net sales while seeking to manage operating expenses in an attempt to preserve as much as practical its available cash resources. If the Company is unable to raise sufficient long-term or short-term capital resources when needed on acceptable terms, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	obtain as needed adequate sources of debt or equity financing to pay operating expenses and fund long-term business operations;

•	identify new product offerings to complement and expand the Company’s current and projected future business;

•	manage or control working capital requirements by reducing advertising, selling, marketing, and general and administrative expenses;

•	optimize the marketing and development of the Company’s existing product offerings through less capital intensive channels;

•	develop new and enhance existing relationships with product retailers and other points of distribution for the Company’s products; and

•

seek potential acquisitions of mature product lines that could be expected to generate positive cash flow upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive loss is equal to net loss.

Fair Value of Financial Instruments

The fair value of financial instruments classified as current assets or liabilities, including cash, restricted cash, receivables and accounts payable, approximates carrying value due to the short-term maturity of the instruments. The carrying value of the line of credit and loans payable approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Restricted Cash

Restricted cash at December 31, 2006 and 2005 consists of funds in a money market account that are restricted because they are pledged as collateral for the Company’s obligations to a financial institution and for a letter of credit associated with the Company’s office lease. The Company expects the funds in the money market account will be released when the obligations to the financial institution and the letter of credit are terminated.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to accounts receivable are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

Accounts Receivable

As amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. The Company’s analysis includes the age of the receivable, creditworthiness and general economic conditions.

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

Depreciation

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method. The estimated useful lives are as follows:

Computer equipment	5 years
Office equipment	7 years
Office furniture	7 years

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company sells its products to a number of leading national and regional retailers and wholesalers, both directly and through the services of external sales brokers.

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, except with respect to retailers, distributors or wholesalers that buy products from the Company on pay-on-scan terms and except as otherwise described below, the Company will generally recognize revenue at the time its merchandise is received by the retailer, distributor or wholesaler.

The Company recognizes revenue from pay-on-scan sales when it is notified of the sales of goods by the retailer to its customer through weekly sales data. Based on the monitoring of sales activity and the fact that all of the Company’s major customers have reordered, the Company provides for an allowance for returned product at this time because the Company has experienced returns in the normal course of business and expects to continue in the future periods. The Company will continue to monitor sales activity in the future to determine whether the return allowance amount is reasonable based upon actual and expected return activity.

The Company treats temporary price reduction (“TPR”) programs, merchandising fees, co-operative advertising and slotting expenses as a reduction in gross sales. The Company records the liability when persuasive evidence exists that the Company and the customer or distributor have reached agreement and that an advertising action will result in an expense to the Company in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer, if the TPR recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

Another exception to the Company’s general revenue recognition policy stated above is where the Company has entered into an arrangement with a retailer, wholesaler or distributor that has the right to return to the Company any product that was not sold or otherwise failed to meet the customer’s expectations. Under these terms, the sale of product to the retail customer would be considered contingent upon the retail customer’s resale of the product to its customer. Therefore, the recognition of revenue upon actual shipment of product to such retail customer is not permitted in accordance with SAB 104 until the retail customer’s actual resale of the product. The Company is generally notified of sales by these retailers though a third party’s publication of weekly sales data.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the years ended December 31, 2006 and 2005, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the use of estimates and assumptions based on management’s knowledge and experience. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Recoverability of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangibles must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any other events or circumstances which indicate the existence of an impairment which would be material to the Company’s annual financial statements.

Advertising Costs

Advertising costs are expensed as incurred. In accordance with Statement of Position 93-7, Reporting on Advertising Costs, prepaid advertising represents advertising distribution and monitoring costs with respect to advertisements in various media that have not yet aired.

Co-operative Advertising

The Company accounts for co-operative advertising expense in accordance with EITF 01-09. EITF 01–09 requires that cash consideration, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price and, therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, under EITF 01-09, if the consideration recorded is in excess of gross sales for any retailer, the amount in excess will be recorded as a marketing expense.

Cooperative advertising expenses of $162,995 and $199,907 were recorded as reductions of sales revenue for the years ended December 31, 2006 and 2005. During 2006 and 2005, in accordance with EITF 01-09, the Company reclassified to marketing expense $54,851 and $75,215 of excess TPR related to one customer in which the TPR costs exceeded the gross sales.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS No. 123, Accounting for Stock-Based Compensation. However, SFAS 123R requires share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the fair values at the date of grant. Pro forma disclosure is no longer an alternative.

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

During the year ended December 31, 2006, the Company’s net loss increased by approximately $755,567 as a result of stock-based compensation expense from the adoption of SFAS 123R. As of December 31, 2006, there was $662,538 of unrecognized expense related to non-vested market-based share awards, which expense is expected to be recognized through December 31, 2010.

Had compensation cost for the Company’s stock options granted in 2005 been determined based on the fair value of the Company’s common stock at the dates of awards under the fair value method of SFAS No. 123, the Company’s 2005 net loss and net loss per common share would have been increased to the pro forma amounts indicated below. The fair value of options and warrants granted in 2005 has been estimated based on the fair value at grant dates for options consistent with the method of SFAS No. 123 using the Black-Scholes model with the following assumptions: in 2005, no dividend yield, expected volatility of 64% (for options with a ten year contractual life) and 61% (for options with less than a 10 year contractual life), and a risk-free interest rate between 3.9% and 4.3%.

For the Year Ended December 31, 2005
Net loss:
As reported	$(4,816,913)
Pro forma	$(4,925,296)
Net loss per share:
As reported	$(0.38)
Pro forma	$(0.39)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

buildup of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB 108 in fiscal 2007. The Company currently does not believe that the adoption of SAB 108 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

NOTE 4 – REVERSE MERGER

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

For the Year Ended December 31, 2005
(unaudited)
Net sales	$202,329
Net loss	$(4,866,913)
Net loss per share	$(0.38)

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of:

	December 31,
	2006	2005
Prepaid travel expenses	$500	$500
Prepaid insurance	43,506	14,289
Marketing supplies	—	2,981
Prepaid advertising	—	105,000

	$44,006	$122,770

NOTE 6 – DEPOSITS

The Company provided a deposit of $500,000 to a manufacturer of a to-be-distributed product.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2005
Computer equipment	$59,015	$36,550
Office equipment	23,106	4,028
Office furniture	66,547	13,762
Leasehold improvements	13,701	—

	162,369	54,340
Less: Accumulated depreciation and amortization	(35,469)	(19,109)

	$126,900	$35,231

Related depreciation expense for the years ended December 31, 2006 and 2005 was $16,360 and $8,330, respectively.

NOTE 8 – INVESTMENT

Pursuant to a share purchase agreement, on January 31, 2006, the Company acquired 25% of the issued and outstanding ordinary shares of Bio Pad Ltd., an Israeli research and development company, on a fully-diluted basis (excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad) for $2,630,000 in cash. The total investment of $2,687,944 includes $57,944 of closing costs incurred during 2005. This share purchase was effected in connection with the Company’s September 2005 distribution agreement with Bio Pad pursuant to which the Company and Bio Pad agreed to jointly develop certain fetal monitoring products. The Company accounts for its 25% interest in Bio Pad under the equity method of accounting, as the Company is deemed to have significant influence over the operations of Bio Pad.

As of December 31, 2006, the Company’s pro rata equity portion of losses of Bio Pad amounted to $505,508 which was comprised of (1) $318,656, which represents 25% of Bio Pad’s reported net loss of $1,274,625, plus (2) amortization expense of $186,852, representing the amortization of the value of certain patentable technology and patent applications, which are estimated to have an economic life of ten years. As of December 31, 2006, the equity-basis investment of $2,227,961 in Bio Pad includes $1,681,664, representing the unamortized value of this technology and these patent applications, as well as legal and closing costs of $57,944 associated with the acquisition.

Bio Pad was formed in March 2005. Summarized audited financial information for Bio Pad as of and for the year ended December 31, 2006 was as follows:

For the Year Ended December 31, 2006
Statement of operations information:
Revenues	$—
Operating loss	$(1,264,334)
Net loss	$(1,274,625)

December 31, 2006
Balance sheet information:
Current assets	$309,509
Fixed assets	$47,160
Current liabilities	$215,357
Shareholders’ equity	$141,312

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foregoing financial information does not reflect any valuation of patentable technology, patent applications or rights, or other intangibles of Bio Pad. The issuance by Bio Pad of 10% of its ordinary shares to its employees pursuant to the exercise of options that may be granted in the future would potentially dilute the Company’s 25% interest in Bio Pad to approximately 22.7%. If this dilution had occurred as of December 31, 2006, the effect would have been to reduce the Company’s equity share of Bio Pad’s net loss for the period ended December 31, 2006 from $505,508 to $483,755.

NOTE 9 – OUTSTANDING DEBT

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

The line of credit was scheduled to terminate on April 28, 2006, but in 2006 was extended until April 28, 2007. As of December 31, 2006, the interest rate under the line of credit was 8.75%. The Company’s obligations under the line of credit are secured and collateralized with a money market account and certain other assets of the Company, and are guaranteed by each of Mr. King and Mr. Harrison. As of December 31, 2006, an aggregate $282,000 in principal was outstanding under the line of credit.

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

In July 2006, the Company commenced a private placement (the “Offering”) of up to $2,000,000 of the Company’s 2006 Convertible Bridge Notes (the “Bridge Notes”) and related warrants (the “Original Bridge Warrants,” and, together with the Bridge Notes, the “Original Bridge Securities”) to purchase the Company’s common stock. The Bridge Notes were unsecured obligations of the Company, were sold at 100% of principal amount and bore interest at 12% per year. All principal and unpaid and accrued interest under the Bridge Notes was to be due and payable upon the earlier of (i) 180 days from the original issuance date of the Bridge Notes or (ii) the first date on which funds are advanced to the Company or any affiliate pursuant to any sale of the Company’s securities resulting in gross proceeds to the Company of at least $15 million. The Bridge Notes were convertible into Common Stock at a conversion price of $2.00 per share, subject to adjustment. The Original Bridge Warrants required the Company to issue to the holder upon exercise of the Original Bridge Warrants a number of shares of common stock equal to 30% of the principal amount of Bridge Notes divided by the exercise price of $3.00, subject to adjustment as provided in the Original Bridge Warrant. The exercise price of each Original Bridge Warrant was required to be adjusted in the event of any subdivision or combination of the common stock or any distribution by the Company of a dividend payable in shares of common stock to holders of common stock.

In September 2006, the Company and the holders of the Original Bridge Securities agreed to amend the terms of the Original Bridge Securities as well as the provisions of a registration rights agreement with respect to

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Common Stock underlying the Original Bridge Securities. The maturity date of the Bridge Notes was amended to require repayment of all principal and unpaid and accrued interest under the Bridge Notes upon the earlier of (i) 180 days from the original issuance date of the Bridge Notes or (ii) the first date on which funds are advanced to the Company or any affiliate pursuant to any sale of the Company’s securities resulting in gross proceeds to the Company of at least $5 million (a “Subsequent Offering”). Furthermore, the conversion price of the Bridge Notes was reduced from $2.00 to $1.50, subject to adjustment. In addition, the Bridge Notes were amended to provide that if a Subsequent Offering was not completed by October 31, 2006 and the conversion price was at that time greater than $1.00 per share, the conversion price would subsequently be reduced to $1.00 per share, subject to adjustment. The Subsequent Offering did not occur by October 31, 2006, and thus the conversion price of the Bridge Notes was reduced to $1.00 per share.

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

The registration rights agreement entered into in connection with the sale of the Original Bridge Securities was amended to provide the holders of such securities with demand registration rights in the event that a Subsequent Offering was not completed by October 31, 2006, which did not occur.

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

On October 20, 2006, the Company sold $500,000 in principal amount Bridge Notes and New Bridge Warrants to purchase up to an aggregate of 100,000 shares of common stock, subject to adjustment. The Bridge Notes have the same terms as the Bridge Notes (as amended) described above, except that the maturity date of the Bridge Notes sold in October 2006 requires repayment of all principal and unpaid and accrued interest under the Notes upon the earlier of (i) January 31, 2007 or (ii) the first date on a Subsequent Offering occurs. As of October 31, 2006, the conversion rate of all Bridge Notes was reduced from $1.50 to $1.00 per share, subject to adjustment, because the Company did not complete a Subsequent Offering by October 31, 2006. The Company issued New Bridge Warrants to purchase in the aggregate 100,000 shares of common stock at an exercise price of $1.50 per share, subject to adjustment as provided in the New Bridge Warrants.

As of December 31, 2006, the Company has received $1,455,000 in net proceeds from the sale of $1,500,000 in aggregate principal amount of Bridge Notes and New Bridge Warrants, net of offering expenses of $45,000. In connection with the Offering, the Company has agreed to pay the placement agent a commission equal to 3% of the gross purchase price of the Bridge Notes purchased by investors introduced to the Company by the placement agent. The Company has also agreed to reimburse the placement agent for all reasonable out-of-pocket expenses incurred by the placement agent issued in the Offering.

The net proceeds from the sale of the Bridge Notes and New Bridge Warrants were used in substantial part (i) to repay indebtedness originally incurred in July 2006 to pay part of a non-refundable fee required by a

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution agreement entered into by and between Synova Healthcare, Inc. and a distributor, (ii) to repay $100,000 that had been advanced on an interest-free basis to the Company on September 8, 2006 by one of its executive officers, and (iii) for working capital and other purposes associated with the Company’s developing line of women’s healthcare products.

NOTE 10 – LEASE COMMITMENTS

The Company’s principal executive offices are located at 1400 North Providence Road, Suite 6010, Media, Pennsylvania 19063. The Company entered into a long-term lease as to its principal executive offices as of December 22, 2005, for a term of 72 months, expiring on November 30, 2011. The offices are approximately 4,300 square feet in size and are leased at an annual rent of approximately $96,700. Minimum future rental payments under this non-cancelable operating lease as of December 31, 2006 are approximately $93,485 for the year ending December 31, 2007. Rent expense charged to operations for the years ended December 31, 2006 and 2005 was $83,651 and $27,050, respectively. Future minimum annual obligations under this lease as of December 31, 2006 are as follows:

Year	Minimum Annual Lease Payment
2007	$93,485
2008	95,649
2009	97,813
2010	99,977
2011	93,628

Total	$480,552

NOTE 11 – EQUITY COMPENSATION PLANS

On April 26, 2005, the Board of Directors adopted, and on May 27, 2005, the Company’s stockholders approved, the Synova Healthcare Group, Inc. 2005 Equity Incentive Plan (the “Incentive Plan”). A maximum of 1,500,000 shares of common stock are reserved for issuance under the Incentive Plan. The Incentive Plan is to be administered by the Board of Directors, who may delegate such authority to a properly constituted committee thereof. Under the Incentive Plan, the Company is authorized to grant options and awards of restricted and unrestricted stock, which may or may not be based upon the attainment of certain performance goals, to the Company’s employees, officers, and directors, as well as to non-employees (including consultants) who are in a position to make a significant contribution to the success of the Company. Options may be issued as either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or as non-qualified stock options. The Board or committee determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the Incentive Plan. As of December 31, 2006, there were 794,000 shares of common stock underlying outstanding awards under the Incentive Plan.

On December 22, 2005, the Company adopted the Synova Healthcare Group, Inc. Consultant Stock Compensation Plan (the “Consultant Plan”). A total of 300,000 shares of common stock is authorized for issuance under the Consultant Plan. This plan provides compensation in the form of shares of common stock to eligible consultants and advisors who have provided bona fide services to the Company or its subsidiaries (other than services rendered in connection with the offer and sale of securities in a capital raising transaction or services that promote or maintain a market price for the Company’s securities). The shares of stock issuable

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Consultant Plan have been registered on a Form S-8 registration statement. Shares may be granted only to consultants and advisors who are retained by the Company or its subsidiaries and who are eligible to receive shares registered on Form S-8. As of December 31, 2006, the Company had issued 20,000 shares of common stock under the Consultant Plan.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On February 10, 2005, as part of the merger with Synova Healthcare, each holder of Synova Healthcare stock received 8.75 shares of the Company’s common stock for each share of Synova Healthcare common stock. At this time, 735,766 shares of Synova Healthcare common stock were converted into 6,437,952 shares of the Company’s common stock, and options and warrants to purchase in the aggregate approximately 64,234 shares of Synova Healthcare common stock were converted into the right to receive 562,045 shares of the Company’s common stock. The exercise price of each warrant and option was also adjusted accordingly.

Upon the date of the merger, the Company commenced a private placement of units, with each unit having a purchase price of $50,000 and consisting of 50,000 shares of common stock and a warrant to purchase 40,000 shares of common stock at an exercise price of $2.00 per share, subject to adjustment. The warrants are exercisable at any time by their holders at any time during the five-year period following their issuance. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the average trading price of its common stock exceeds $3.00 per share and the average trading volume of its common stock exceeds 33,333 shares per day for each of 20 consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. Under certain circumstances a holder does not have the right to exercise any portion of the holder’s warrant to the extent that, after giving effect to the share issuance upon exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to the issuance. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement was declared effective by the SEC on August 12, 2005. On March 22, 2005, the Company closed the private placement offering by selling 70 units and receiving proceeds of $2,786,100, net of cash offering costs of $713,900. The Company also recorded non-cash offering costs of $675,500 in connection with the issuance of the unit purchase options associated with this offering as described under “Unit Purchase Options” below.

On October 3, 2005, the Company issued 125,000 shares of Common Stock to The Video Agency as a part of a contract to provide various media services which include print, radio and television venues. The value of the stock when issued was $2.52 per share or $315,000 in the aggregate.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company commenced a private placement offering in October 2005 to sell up to $7,000,000 in units, with each unit having a purchase price of $50,000 and consisting of 25,000 shares of common stock and a warrant to purchase 12,500 shares of common stock at an exercise price of $4.00 per share, subject to adjustment. The warrants are exercisable by their holders at any time during the two-year period following their issuance by paying the exercise price in cash. The Company may call the warrants for redemption if a registration statement covering the shares underlying the warrants has been declared effective and the average trading price of its common stock exceeds $6.00 per share for each of 20 consecutive trading days. If the holders of the warrants do not exercise the warrants within a certain period after the Company calls the warrants for redemption, the Company has the right to purchase the warrants for an amount equal to $0.01 per warrant. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement must be filed as of March 31, 2006 and declared effective by the SEC on or before June 14, 2006. Any failure by the Company to meet these deadlines will require the Company to pay the investors a penalty of 1% of the purchase price of securities sold in this offering for the first 30 days of default, and 1.5% of the purchase price for each subsequent 30 days thereafter. As of December 31, 2005, the Company has sold 18.1 units in this offering and received proceeds of $747,120, net of cash offering costs of $159,880. The Company also recorded non-cash offering costs of $58,093 in connection with the accrual of the unit purchase option obligation associated with this offering as described under “Unit Purchase Options” below.

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

On January 19, 2006, the Company received $430,000, net of offering expenses of $70,000, from two investors in a private placement of units, with each unit having a purchase price of $50,000 and consisting of 25,000 shares of common stock and a warrant to purchase 12,500 shares of common stock at an exercise price of $3.00 per share, subject to adjustment. The investors in this private placement received registration rights as to shares of common stock sold as part of the units and the shares of common stock underlying the warrants, which registration statement was to be filed on or before April 14, 2006. The registration statement was ultimately filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2006. The registration rights agreement, as amended, provides that the registration statement was to be declared effective by the SEC, at the earliest, on or before June 28, 2006. However, as of December 31, 2006, this registration statement has not been declared effective. The failures by the Company to meet these deadlines will require the Company to pay the investors a penalty of 1% of the purchase price of securities sold in this offering for the first 30 days of each default, and 1.5% of the purchase price for each subsequent 30 days thereafter. As of December 31, 2006, $583,525 was accrued as a result of these penalties.

Until May 12, 2006, the Company sold securities as part of its private placement offerings of units commenced in October 2005 and January 2006. The maximum amount of gross proceeds sought to be raised under these offerings was $7,000,000, including units sold on January 19, 2006 as described above. In February 2006, the terms of this offering were amended as to all investors in the October 2005 offering who purchased securities prior to January 19, 2006. These changes reduced the exercise price of the warrants sold as a part of the

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 2005 units from $4.00 to $3.00 and gave such investors the same investor protections and registration rights that were given to the January 19th investors.

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

As of April 13, 2006, the Company obtained the consent of the other investors who purchased units in the Company’s October 2005 and January 2006 unit offerings prior to March 16, 2006 to reflect the amended terms of the offering as described above. This amendment also adjusted the units to be received upon the exercise of unit purchase options issued or to be issued in connection with the October 2005 and January 2006 unit offerings. In May 2006, the Company issued an aggregate of 523,983 shares to all investors in these offerings in connection with these amendments. These offerings were terminated as of May 12, 2006. In 2006, excluding the units sold on January 19, 2006 and a subscriptions receivable recorded in 2005, the Company sold 83.84 units in a number of separate transactions, representing an aggregate purchase price of $4,192,000.

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

In June 2006, the Company commenced a private placement of its common stock to investors at a price of $1.50 per share. As of December 31, 2006, the Company sold an aggregate of 221,000 shares of common stock in this offering and received $308,295 in proceeds, net of offering expenses of $23,205.

Options

In January 2005, the Company granted to one of its employees an option to purchase 525 shares of common stock with an exercise price of $0.0011 per share. This option vests immediately and expires in 10 years from the grant date. Since the exercise price of the option was less than the fair market value of the Company’s common stock on the date of grant, the Company recorded compensation expense of $788, which represents the difference between the exercise price of the option and the fair market value of the stock on grant date multiplied by the number of shares underlying the option, based upon a fair value of $1.50 per share.

On or shortly after the effective date of the merger, the Company granted to each of two executive officers a non-qualified stock option to purchase up to 375,000 shares of the Company’s common stock at an exercise price of $0.25 per share. These options were to vest upon the Company meeting certain performance goals, as defined

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the option agreement. The executives were required to exercise the stock options within 75 days after they became vested. The two executive have returned these options to the Company for no consideration as of September 30, 2005.

On April 26, 2005, the Company granted to each of its four non-employee directors a non-qualified stock option under the Incentive Plan to purchase up to 25,000 shares of common stock at an exercise price of $1.82 per share. These options vest on February 10, 2006 and expire on April 26, 2015.

Also on April 26, 2005, the Company granted to an employee a non-qualified option under the Incentive Plan to purchase up to 12,500 shares of the Company’s common stock at an exercise price of $1.82 per share. The option vests on March 1, 2006 and expires on April 26, 2015.

On July 21, 2005, the Company granted to one of its employees an incentive stock option under the Incentive Plan to purchase up to 4,000 shares of the Company’s common stock at an exercise price of $2.60 per share. The option vests on June 1, 2006 and expires on July 21, 2015.

On September 19, 2005, the Company granted to one of its executives a non-qualified stock option under the Incentive Plan to purchase up to 200,000 shares of the Company’s common stock at a price of $2.50 per share. The option vests in four equal installments annually on each of the first four anniversary dates of hire. The option is contingent on continued employment and expires on September 19, 2015.

On October 17, 2005, the Company granted to one of its employees an option under the Incentive Plan to purchase up to 100,000 shares of the Company’s common stock at a price of $2.67 per share. The option vests in four equal installments annually on each of the first four anniversary dates of hire. The option is contingent on continued employment and expires on October 17, 2015.

The following stock options were issued in 2006 in accordance with the fair value method described in SFAS 123R. The fair value of these options was computed using the Black-Scholes model with the following assumptions: no dividend yield; expected volatility of 64% (for options with a ten-year expected time to expiration) and 60% to 63% (for options with less than a ten-year expected time to expiration) and a risk-free interest rate range of 4.5% to 5.2%.

On January 3, 2006, the Company granted to one of its executive officers an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.78 per share. This option vests as follows: an option to purchase 50,000 shares vested on July 3, 2006, an option to purchase an additional 70,000 shares vested on January 3, 2007, an option to purchase an additional 100,000 shares shall vest on July 3, 2007 and the balance of the option shall vest on January 3, 2008. The option is contingent on continued employment and expires January 3, 2016. In accordance with SFAS 123R, the Company has recorded stock-based compensation expense of $326,700 in connection with the issuance of this option.

On February 17, 2006, the Company granted to one of its executive officers an option under the Incentive Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.67 per share. This option vests in full on February 16, 2007. The option is contingent on continued employment and expires February 17, 2016. In accordance with SFAS 123R, the Company has recorded stock-based compensation expense of $87,560 in connection with the issuance of this option.

On February 17, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.67 per share. This

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option shall vest in four equal installments annually over each of the first four anniversary dates of the employee’s employment with the Company. The option is contingent on continued employment and expires February 17, 2016. In accordance with SFAS 123R, the Company has recorded stock-based compensation expense of $63,981 in connection with the issuance of this option.

On February 17, 2006, the Company granted to two of its employees options under the Incentive Plan to purchase in the aggregate 40,000 shares of the Company’s common stock at an exercise price of $2.67 per share. These options vest in full on February 17, 2007. The options are contingent on continued employment and expire February 17, 2016. In accordance with SFAS 123R, the Company has recorded stock-based compensation expense of $70,047 in connection with the issuance of these options.

On June 27, 2006, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 4,000 shares of the Company’s common stock at an exercise price of $2.05 per share. This option vests in full on June 27, 2007. The options are contingent upon continued employment and expire June 27, 2016. In accordance with SFAS 123R, the Company has recorded stock-based compensation expense of $3,235 in connection with the issuance of this option.

In accordance with SFAS 123R, the Company recorded $204,045 in stock-based compensation expense for the portion of options that were granted to employees and directors in 2005 and vested during the year ended December 31, 2006.

A summary of stock option transactions during 2006 and 2005 is as follows:

	Option Shares		Vested Shares		Exercise Price per Common Share Range
Balance, December 31, 2004	297,500		297,500		$0.0011 to $0.57
Granted/vested during 2005	798,770	(1)	382,270	(1)	$0.0011 to $2.67
Exercised during 2005	—		—		—

Balance, December 31, 2005	1,096,270		679,770		$0.0011 to $0.57
Granted/vested during 2006	688,072	(2)	419,072	(2)	$0.0011 to $2.78
Exercised/Expired during 2006	(116,500)		—		—

Balance, December 31, 2006	1,667,842	(1)(2)	1,098,842	(1)(2)	$0.0011 to $2.78

(1)	Includes options to purchase 31,745 shares of common stock associated with the Company’s obligation to issue unit purchase options as of December 31, 2005. See “Unit Purchase Options” below.
(2)	Includes options to purchase 194,072 shares of common stock associated with the Company’s obligation to issue unit purchase options as of December 31, 2006. See “Unit Purchase Options” below.

Information with respect to stock options that are outstanding at December 31, 2006 is as follows:

Stock Options Outstanding (1)(2)
Range of Exercise Prices	Number of Options Outstanding Currently Exercisable at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable
$0.0011 to $2.78	1,098,842	4.8 years	$0.90

(1)	Includes options to purchase 31,745 shares of common stock associated with the Company’s obligation to issue unit purchase options as of December 31, 2005. See “Unit Purchase Options” below.
(2)	Includes options to purchase 194,072 shares of common stock associated with the Company’s obligation to issue unit purchase options as of December 31, 2006. See “Unit Purchase Options” below.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

The following warrants were issued in 2005 in accordance with the fair value method described in SFAS No. 123. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 60% for a two-year warrant and 62% for a ten-year warrant, and a risk-free interest rate range of 4.0% to 4.4% for a two-year warrant and 3.7% for a ten-year warrant.

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

As part of the units sold in the March 22, 2005 private placement described under “Common Stock” above, the Company issued warrants to purchase in the aggregate 2,800,000 shares of common stock at an exercise price of $2.00 per share. The terms of these warrants are summarized above in “Common Stock.” As of December 31, 2005, the Company issued 152,000 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of those warrants amounted to $300,960, net of offering costs of $3,040.

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

As of December 31, 2005, the Company has issued two-year warrants to purchase 227,000 shares of common stock at an exercise price of $3.00 per share as part of the units sold in the private placement commenced in October 2005. In April 2006, the exercise price of these warrants was reduced to $2.50 per share. The other terms of these warrants are summarized above in “Common Stock.” None of these warrants have been exercised as of December 31, 2006.

The following warrants were issued in 2006 in accordance with the fair value method described in SFAS 123R. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 60% and a risk-free interest rate range of 4.7% to 5.0%.

As part of the units sold in the Company’s January 2006 unit offering, as amended, the Company issued warrants to purchase in the aggregate approximately 1,789,314 shares of common stock at an exercise price of $2.50 per share (taking into consideration the amendments to the January 2006 unit offering described above).

For the year ended December 31, 2006, and as part of the units sold in the March 2005 unit offering, the Company issued 136,000 shares of common stock in exchange for certain of these warrants that had been

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised at a price of $2.00 per share. Net proceeds to the Company from the exercise of these warrants amounted to $269,280, net of offering costs of $2,720.

Also for the year ended December 31, 2006, the Company issued 8,750 shares of common stock in exchange for certain of these warrants that had been exercised at a price of $.0011 per share.

In connection with the Company’s July 2006 Bridge Note offering, as of December 31, 2006, the Company issued New Bridge Warrants to purchase in the aggregate 300,000 shares of common stock at an exercise price of $1.50 per share, subject to adjustment. See Note 9 – Outstanding Debt.

A summary of warrant transactions during 2006 and 2005 is as follows:

	Warrant Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2004	8,750	8,750	$ 0.0011
Granted/vested during the period	3,502,270	3,502,270	$0.00044 to $3.00
Exercised during the period	(152,000)	(152,000)	$2.00

Balance, December 31, 2005	3,359,020	3,359,020	$ 0.0011 to $3.00
Granted/vested during the year	2,089,314	2,089,314	$0.00044 to $2.50
Exercised during the year	(144,750)	(144,750)	$.0011 to $2.00

Balance, December 31, 2006	5,303,584	5,303,584	$0.00044 to $3.00

Information with respect to warrants outstanding and exercisable at December 31, 2006 is as follows:

Warrants Outstanding and Exercisable
Range of Exercise Prices	Number of Warrants Outstanding Currently Exercisable at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Currently Exercisable
$0.00044 to $3.00	5,303,584	5.0 years	$2.09

Unit Purchase Options

Upon the closing of the private placement of units in connection with the 2005 merger of the Company with Synova Healthcare, Inc., the Company issued to each of the two placement agents engaged in connection with such offering a five-year option to purchase up to 3.5 units sold in the offering at an exercise price of $50,000 per unit. These units have the same exercise and other terms as those sold in the private placement. The warrants that may be received upon the exercise of the unit purchase option may be exercised for five years from the date of the unit purchase option. The placement agents received registration rights for all shares of common stock underlying the unit purchase options. The total fair value of these unit purchase options when issued was $675,500 and was recorded to additional paid-in capital and stockholders’ equity as non-cash offering costs.

Pursuant to the terms of the Company’s engagement of placement agents in connection with the October 2005 and January 2006 unit offerings, the Company has the obligation to pay to the placement agents at funding of an investment cash compensation equal to 7% of the gross proceeds received from investors introduced to the Company by them and to issue them an immediately exercisable four-year option to purchase 7% of the units purchased by such investors. Each unit purchase option will have an exercise price of $50,000 and will permit the holder to acquire units having the same terms as those sold in the offering, as amended. The warrants that may be received upon the exercise of the unit purchase option may be exercised for four years from the date of the unit

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase option. The placement agents have received registration rights for all shares of common stock that may be issued under the unit purchase options and the underlying warrants. As of December 31, 2006, the Company is obligated to issue to these placement agents options to purchase in the aggregate approximately 5.82 units. As of December 31, 2006, the Company has accrued non-cash offering costs of $66,354 equal to the total fair value of the Company’s unit purchase option obligation.

NOTE 13 – INCOME TAXES

As discussed in Note 3, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. The effective tax rates differ from the statutory rate primarily due to the Company’s historical corporate structure. The reconciliation of the statutory federal rate to the Company’s historical income tax expense (benefit) is as follows:

	2006	2005
Income tax benefit at U.S. federal income tax rate	$(2,731,000)	$(1,640,000)
State benefit net of statutory rate	(482,000)	(299,000)
Non-deductible expenses	238,000	—
Incentive stock options deducted in the statement of operations	296,000	—
Other	1,000	—

Valuation Allowance	2,678,000	1,939,000
Income tax benefit	$—	$—
Income tax benefit consists of the following:
Current tax benefit
Federal	$—	$—
State	—	—

	2006	2005
Deferred tax benefit
Federal	$2,276,000	$1,640,000
State	402,000	299,000

Valuation allowance	$(2,678,000)	$(1,939,000)

The components of the deferred assets (liabilities) are as follows:

	2006	2005
Net operating loss	$4,900,000	$2,619,000
Other	508,000	111,000

Valuation allowance	$(5,408,000)	$(2,730,000)

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005 was $5,408,000 and $2,730,000, respectively. The change in the total valuation allowance for the years ended December 31, 2006 was an increase of $2,678,000. In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At December 31, 2006, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $12,255,000, which would be available to offset future taxable income, if any, through 2026. The

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of federal net operating loss carryforward which can be utilized in any one period may be limited by federal income tax regulations. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

NOTE 14 – MAJOR SUPPLIER

During 2006 and 2005, the Company purchased two of its products from two separate suppliers. At December 31, 2006 and 2005, amounts due to those suppliers included in accounts payable were $180,555 and $4,563.

NOTE 15 – CUSTOMER CONCENTRATION

The Company is presently developing its customer base and thus sells a substantial portion of its product to a limited number of customers. During the year ended December 31, 2006 and 2005, sales to the Company’s five largest customers based on net sales made to such customers aggregated $112,325 and $179,449, or approximately 60% and 84% of total net sales, and sales to the Company’s largest customer represented approximately 20.5% and 24.5% of total net sales. At December 31, 2006 and 2005, amounts due from these customers were $18,203 and $19,795.

NOTE 16 – RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

On March 14, 2006, the Company, after consultation among management, the Company’s Audit Committee and Morison Cogen LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued financial statements at and for the six months ended June 30, 2005 and the nine months ended September 30, 2005 required restatement. The Company determined that during these interim periods, the Company incorrectly recorded revenue upon shipment of product to a new major retail customer and that it should have appropriately recorded revenue upon resale of the product by the new customer. The arrangement with the new customer extended the right to return to the Company any product that was not sold or otherwise failed to meet the retail customer’s expectations. Under these specific terms, the sale of product to the retail customer was essentially contingent upon the retail customer’s resale of the product. Therefore, the recognition of revenue upon actual shipment of product to such retail customer was not permitted under generally accepted accounting principles, and instead should have rather been properly recognized upon the retail customer’s actual resale of the product.

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

Restatement Adjustment	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
(Decrease) in net sales	$(44,723)	$(44,723)	$(44,159)	$(88,882)
(Increase) in loss from operations	$(36,069)	$(36,069)	$(35,615)	$(71,684)
(Increase) in net loss	$(36,069)	$(36,069)	$(35,615)	$(71,684)
(Increase) in basic net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The Company’s financial statements for the year ended December 31, 2005 reflect all adjustments included as part of these restated interim financial statements.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SUBSEQUENT EVENTS

On January 12, 2007, the Company entered into an agreement and plan of merger with, among other parties, Allendale Pharmaceuticals, Inc., a Delaware corporation (“Allendale”), pursuant to which Allendale became a wholly-owned subsidiary of the Company. Pursuant to the merger, each share of Allendale common stock owned by accredited investors (as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended) will be converted into the right to receive and become exchangeable for approximately 2.275 shares of Common Stock. Each share of Common Stock owned by the Allendale stockholders who did not deliver a certification to the Company that they were accredited investors will be converted into the right to receive cash in an amount equal to $1.00 per Allendale share. Holders of outstanding warrants, options and similar rights to acquire stock of Allendale are entitled to acquire shares of Common Stock upon the prior payment of the exercise price provided for in such warrants, options or similar rights. The Company issued to the former Allendale stockholders who were accredited investors in the aggregate approximately 15.5 million shares of Common Stock in this merger.

Allendale develops and markets the Today® Sponge, an over-the-counter female contraceptive sponge, in the United States and Canada. We paid a premium, which is classified as goodwill, over the fair value of the net tangible and identified intangible assets acquired. Goodwill is recognized based upon a number of factors, including the brand awareness of the Today® Sponge and the ability to cross-sell other products of the Company together with the Today® Sponge, such as the Company’s Fem-V™ non-invasive diagnostic pantiliner.

Because this transaction was completed shortly prior to the filing of the Company’s audited financial statements with its Annual Report on Form 10-KSB, the values of certain assets and liabilities are currently based on preliminary valuations, and as such, are subject to potential adjustment as additional information is subsequently obtained.

The following table summarizes the preliminary estimated fair value of the Allendale assets acquired and liabilities assumed as of January 12, 2007, the acquisition date:

(Unaudited)
Assets acquired:
Current assets	$1,691,967
Property, plant and equipment	3,000,000
Intangible assets not subject to amortization:
Trademark	7,500,000
Intangible assets subject to amortization over 5 years:
GMP compliance certificate	2,000,000
NDA certification	5,500,000
Goodwill	8,394,097

Total assets acquired	28,086,064

Liabilities assumed:
Accounts payable and accrued expenses	3,486,064
Notes and loans payable	5,000,000
Deferred income taxes payable	3,500,000

Total liabilities	11,986,064

Net assets acquired	$16,100,000

None of the goodwill is expected to be deductible for tax purposes.

As a condition to the merger, on January 12, 2007, the Company completed the private placement of its 6.5% Senior Convertible Promissory Notes due January 12, 2012 (the “Senior Notes”) in the original aggregate principal amount of $15.0 million, and common stock purchase warrants to purchase, in the aggregate, 16.5

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million shares of Common Stock to accredited investors (as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended). The Senior Notes bear interest at a rate of 6.5% per year and are convertible, including any accrued and unpaid interest, if any, into shares of Common Stock, commencing on January 12, 2007, at a rate of $1.00, subject to “full-ratchet” anti-dilution adjustments. The Company’s obligations under the Senior Notes have been guaranteed by certain of the Company’s subsidiaries. The Senior Notes also require the Company to comply with certain affirmative, negative and financial covenants.

Pursuant to the terms of the warrants, a holder is entitled to purchase the number of shares of Common Stock equal to 110% of the number of shares of Common Stock into which such holder’s note may be converted at an exercise price of $1.00 per share, subject to “full ratchet” anti-dilution adjustments, on or after January 12, 2007 and on or prior to the close of business on January 12, 2012. The 2006 convertible bridge notes were retired with the net proceeds from the January 12, 2007 Senior Note offering. In connection therewith, the Company paid to the holders of the 2006 convertible bridge notes $1.5 million in principal and $65,688 in accrued but unpaid interest thereupon through January 19, 2007, the date of repayment. At that time, the Company also repaid $287,000 in principal and $1,791 in accrued interest under its line of credit and thereafter terminated the line of credit.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3†	Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (2)

2.4†	Agreement and Plan of Merger, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova 2006 Acquisition Corp., Allendale Pharmaceuticals, Inc., Galt Industries, Inc., Gene Detroyer and Robert Staab. (3)

3.1	Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6	Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7	Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9	Amended and Restated Bylaws of Synova Healthcare Group, Inc. (4)

4.1	Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2	Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (5)

4.3	Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (5)

4.5	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (5)

4.6	Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

Exhibit No.	Description

4.7	Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (2)

4.8	Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (2)

4.9	Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

4.10	Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

4.11	Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6)

4.12	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s October 2005 unit offering. (6)

4.13	Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6)

4.14	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.15	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.16	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.17	Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.18	Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.19	Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.20	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.21	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.22	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.23	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company’s January 2006 unit offering. (8)

4.24	Form of Convertible Note Purchase Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

Exhibit No.	Description

4.25	Form of Convertible Note Purchase Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.26	Form of Registration Rights Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.27	Form of Amended and Restated Registration Rights Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending and restating the Registration Rights Agreement dated July 31, 2006. (9)

4.28	Form of Bridge Warrant, dated as of July 31, 2006. (9)

4.29	Form of Bridge Warrant, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers thereof, replacing the Form of Bridge Warrant dated July 31, 2006. (9)

4.30	Form of 2006 Convertible Bridge Note, dated as of July 31, 2006, issued by Synova Healthcare Group, Inc., as maker. (9)

4.31	Form of Allonge to 2006 Convertible Bridge Note, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending the Form of Convertible Bridge Note dated July 31, 2006. (9)

4.32	Form of 2006 Convertible Bridge Note, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.33	Form of Convertible Note Purchase Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.34	Form of Bridge Warrant, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.35	Form of Registration Rights Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.36	Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s June 2006 common stock offering. (8)

4.37.1	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc., as maker. (3)

4.37.2	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc., as maker. (3)

4.37.3	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc., as maker.

4.37.4	Form of 6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc., as maker. (3)

4.38.1	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc.

4.38.2	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc. (3)

4.38.3	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc. (3)

Exhibit No.	Description

4.38.4	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to the placement agent by Synova Healthcare Group, Inc. (3)

4.38.5	Form of Common Stock Purchase Warrant, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc. (3)

4.39.1	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Stephen E. King. (3)

4.39.2	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and David J. Harrison. (3)

4.39.3	Form of Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and each of the directors, executive officers and significant stockholders of Synova Healthcare Group, Inc. (other than Stephen E. King and David J. Harrison). (3)

4.40	Form of Securities Purchase Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.1	Registration Rights Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.2	Registration Rights Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Galt Industries, Inc. (3)

10.1	Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and Stephen E. King. (5)

10.2	Employment Agreement, dated February 10, 2005, between Synova Healthcare Group, Inc. and David J. Harrison. (5)

10.3	Employment Agreement, dated September 13, 2005, between Synova Healthcare Group, Inc. and Robert L. Edwards. (2)

10.4	Employment Agreement, dated December 12, 2005, between Synova Healthcare Group, Inc. and Ronald Spangler, Ph.D. (6)

10.5	Synova Healthcare Group, Inc. 2005 Equity Incentive Plan. (5)

10.6	Form of Stock Option Agreement. (10)

10.7	Consulting/Retainer Agreement, dated as of August 20, 2004, by and between Synova Healthcare, Inc. and KSR Associates, Inc., as amended by letter dated January 13, 2005. (4)

10.8	Engagement Letter, dated November 8, 2004, between Advanced Global Industries Corporation and Oceana Partners LLC. (5)

10.9	Consulting Agreement dated as of December 21, 2004, by and between Advanced Global Industries Corporation and G.M. Capital Partners, Ltd. (5)

10.10	Distribution Agreement, dated as of June 23, 2003, by and between Synova Healthcare, Inc. and Applied Biotech, Inc. (11) (12)

10.11	Amendment to Distribution Agreement, dated as of February 3, 2005, by and between Synova Healthcare, Inc. and Applied Biotech, Inc. (11) (12)

10.12	Indemnification Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., G.M. Capital Partners, Ltd. and Oceana Partners LLC. (5)

10.13	Promissory Note, dated as of April 28, 2005, issued by Synova Healthcare, Inc. as maker. (4)

Exhibit No.	Description

10.14	Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association. (5)

10.15	Security Agreement, dated as of April 28, 2005, by and between Synova Healthcare, Inc. and Wachovia Bank, National Association. (4)

10.16	Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., Stephen E. King and Wachovia Bank, National Association. (4)

10.17	Unconditional Guaranty, dated as of April 28, 2005, by and between Synova Healthcare, Inc., David Harrison and Wachovia Bank, National Association. (4)

10.18	Non-qualified Stock Option Agreement, dated as of February 10, 2005 by and between Synova Healthcare Group, Inc. and Stephen E. King. (4)

10.19	Non-qualified Stock Option Agreement, dated as of February 10, 2005, by and between Synova Healthcare Group, Inc. and David J. Harrison. (4)

10.20	Distribution Agreement, dated September 6, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (2)

10.21	Amendments, dated November 13, 2005, to Distribution Agreement and Share Purchase Agreement by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (6)

10.22	Amendments, dated November 29, 2005, to Distribution Agreement and Share Purchase Agreement, dated November 15, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (13)

10.23	Distribution Agreement, dated December 8, 2005, between Synova Healthcare, Inc. and QuantRX Biomedical Corporation (formerly A-Fem Medical Corporation) (6)(14)

10.24	Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd. (14) (6)

10.25	Lease, between Cal-Tree Realty Associates L.P. and Synova Healthcare, Inc., dated December 22, 2005. (6)

10.26	Shareholders Agreement, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd., dated September 23, 2005 (2)

10.27	Consultant Stock Compensation Plan. (15)

10.28	Form of Lock-Up Letter. (5)

10.29	Letter of Agreement dated June 12, 2006 by and between Synova Healthcare Group, Inc. and The Investor Relations Group Inc. (8)

10.30	Distribution Agreement, dated June 29, 2006, by and between Synova Healthcare, Inc. and QuantRx Biomedical Corporation. (9) (16)

10.31	Distribution Agreement, dated July 26, 2006, by and between Synova Healthcare, Inc. and Ovulation Tester, LLC. (9) (16)

10.32	Escrow Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., George Votis, Galt Industries, Inc., Gene Detroyer, Robert Staab and Blank Rome LLP, as escrow agent. (17)

10.33	Employment Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and Gene Detroyer. (3)

Exhibit No.	Description

10.34	Consulting Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and RTA, Inc. (3)

10.35.1	Letter Agreement, dated as of January 12, 2007, with Stephen E. King regarding Employment Agreement. (3)

10.35.2	Letter Agreement, dated as of January 12, 2007, with David J. Harrison regarding Employment Agreement. (3)

10.36	Guarantee Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Guarantors and each of the purchaser signatories thereto. (3)

10.37	Letter Agreement, dated as of August 10, 2006, by and between Synova Healthcare Group, Inc. and the placement agent. (3)

10.38.1	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Sandell Asset Management Corp. (Castlerigg Master Investments Ltd.) regarding legal expenses. (3)

10.38.2	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Plainfield Asset Management LLC regarding legal expenses. (3)

10.39	License Agreement, dated as of January 12, 2007, by and between Allendale Laboratories, Inc. and Synova Healthcare Group, Inc. (3)

10.40	Letter Agreement, dated as of January 11, 2007, by and between Allendale Pharmaceuticals, Inc. and Allendale Laboratories, Inc. regarding patent application. (3)

21.1	Subsidiaries of the Company.

23.1	Consent of Morison Cogen LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

†	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.

(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on January 17, 2007.

Exhibit No.	Description

(4)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.

(5)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.

(7)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.

(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (File No. 0-51492), as filed with the SEC on August 14, 2006.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (File No. 0-51492), as filed with the SEC on November 20, 2006.

(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (File No. 0-51492), as filed with the SEC on October 3, 2005.

(11)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on July 27, 2005.

(12)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on May 13, 2005, which was granted on August 12, 2005.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on December 5, 2005.

(14)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on April 17, 2006, which was granted on June 16, 2006.

(15)	Previously filed as an exhibit to the Company’s registration statement on Form S-8 (File No. 333-130924), as filed with the SEC on January 9, 2006.

(16)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on November 20, 2006.

(17)	Corrects Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on January 17, 2007.