Form 10QSB
period 2007-03-31
Synova Healthcare Group Inc
filed 2007-05-18
CIK 1316826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2007, the number of outstanding shares of common stock, par value $.001 per share, of Synova Healthcare Group, Inc. was 34,239,679 (not including 138,296 shares of common stock to be issued to four non-employee directors pursuant to restricted stock awards granted in April 2007 under the Synova Healthcare Group, Inc. 2005 Equity Incentive Plan).

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

SYNOVA HEALTHCARE GROUP, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash	$3,715,375	$–
Restricted cash	73,936	72,605
Accounts receivable, net of allowance of $5,013 as of March 31, 2007	707,608	32,762
Inventory	1,392,561	396,768
Prepaid expenses	136,217	44,006
Deferred loan costs	—	37,181
Deposits – current	—	500,000

Total Current Assets	6,025,697	1,083,322
Property and equipment, net of accumulated depreciation of $813,391 and $35,468 as of March 31, 2007 and December 31, 2006	3,003,138	126,900
Deposits – long-term	500,000	—
Goodwill	6,606,012	—
Intangible assets, net of accumulated amortization of $326,613 as of March 31, 2007	14,673,387	—
Deferred financing costs, net of accumulated amortization of $76,372 as of March 31, 2007	1,798,456	—
Deferred charges	—	187,982
Investment	2,051,284	2,227,961

Total Assets	$34,657,974	$3,626,165

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Line of credit	$—	$282,000
Loans payable	591,649	1,500,000
Accounts payable	3,522,825	2,633,996
Accrued expenses	3,302,682	1,550,267
Senior convertible notes payable, net of discount	1,021,572	—

Total Current Liabilities	8,438,728	5,966,263
Embedded derivative liability	7,756,650	—
Warrant liability	8,638,180	—

Total Liabilities	24,838,558	5,966,263

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares outstanding	—	–
Common stock, $0.001 par value: 150,000,000 shares authorized; 33,228,418 and 17,686,780 shares issued and outstanding as of March 31, 2007 and December 31, 2006	33,228	17,687
Additional paid in capital	28,723,597	12,688,458
Accumulated deficit	(18,932,409)	(15,046,243)

Total Stockholders’ Equity (Deficit)	9,824,416	(2,340,098)

Total Liabilities and Stockholders’ Equity (Deficit)	$34,657,974	$3,626,165

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Net sales	$314,714	$44,953

Operating Expenses:
Cost of net sales	201,405	24,739
Selling and marketing	425,750	1,060,429
Personnel expenses, including stock-based compensation expense of $98,275 and $163,409 for the three months ended March 31, 2007 and March 31, 2006	490,519	473,959
General and administrative, including stock-based compensation expense of $16,540 and $16,540 for the three months ended March 31, 2007 and March 31, 2006	1,149,742	350,569

Total operating expenses	2,267,416	1,909,696

Operating loss	(1,952,702)	(1,864,743)

Other Income (Expenses):
Interest income	61,295	2,049
Interest expense	(362,973)	(87,137)
Other expenses	(3,580)	—
Unrealized loss on market value of warrants	(2,097,053)	—
Equity in loss of unconsolidated affiliate	(131,153)	(112,264)

Total other expenses	(2,533,464)	(197,352)

Loss before provision (benefit) for income taxes	$(4,486,166)	$(2,062,095)
Provision (benefit) for income taxes	(600,000)	—

Net loss	$(3,886,166)	$(2,062,095)

Basic and diluted net loss per share	$(0.12)	$(0.14)

Basic and diluted weighted average number of shares	32,580,851	14,747,482

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:

Net loss	$(3,886,166)	$(2,062,095)

Adjustments to reconcile net loss to cash used in operating activities:
Accretion of interest on notes payable	$115,969	$—
Amortization of intangibles	326,613	—
Amortization of deferred loan cost	37,181	69,342
Amortization of deferred financing costs	76,372	—
Decrease in allowance for inventory reserve	(137,369)	(74,677)
Depreciation and amortization	316,803	2,529
Issuance of common stock for services	—	7,674
Share-based compensation	114,815	179,949
Change in fair value of warrant liability	2,097,053	—
Equity in loss of unconsolidated affiliate	131,153	112,264
Deferred income taxes	(600,000)	—
Changes in assets and liabilities, net of effects of acquisition:
(Increase) decrease in assets
Accounts receivable	139,806	(20,318)
Inventory	3,892	42,665
Prepaid expenses and other current assets	14,349	102,672
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(5,780,251)	753,769

Net cash used in operating activities	$(7,029,780)	$(886,226)

Cash flows from investing activities:
Acquisition costs	$(367,642)	$—
Distribution from investee	45,524	—
Restricted cash	(1,331)	(1,880,000)
Purchases of property and equipment	(305,059)	(5,924)

Net cash used in investing activities	$(628,508)	$(1,885,924)

Cash flows from financing activities:
Net repayments on line of credit	(282,000)	(200,000)
Financing costs incurred	(1,671,448)	—
Repayment of loan payable	(1,672,889)	(670,604)
Proceeds from issuance of convertible senior notes	15,000,000	3,669,800

Net cash provided by financing activities	$11,373,663	$2,799,196

Net increase in cash	3,715,375	27,046
Cash at the beginning of the period	—	204,576

Cash at the end of the period	$3,715,375	$231,622

Supplemental schedule of cash flows:
Cash paid during the period for interest	$65,784	$17,795

Supplemental schedule of non-cash financing and investing activities:
Stock issued and to be issued for business acquisition	$15,935,865	$–
Cash to be paid in lieu of stock for Allendale acquisition	$64,135	$–
Warrants issued for offering costs	$203,380	$–

See accompanying notes to consolidated financial statements

Synova Healthcare Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2007

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
BALANCE AT DECEMBER 31, 2006	17,686,780	$17,687	$12,688,458	$(15,046,243)	$(2,340,098)
Share-based compensation	—	—	114,815	—	114,815
Issuance of common stock in connection with acquisition of Allendale Pharmaceuticals, Inc.	15,541,638	15,541	15,526,097	—	15,541,638
Shares of common stock to be issued in connection with acquisition of Allendale Pharmaceuticals, Inc.	—	—	394,227	—	394,227
Net loss for three months ended March 31, 2007	—	—		(3,886,166)	(3,886,166)

BALANCE AT MARCH 31, 2007	33,228,418	$33,228	$28,723,597	$(18,932,409)	$9,824,416

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

Synova Healthcare Group, Inc., a Nevada corporation, and its subsidiaries (collectively, the “Company”) are focused on the development, distribution, marketing and sales of women’s healthcare products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. The Company’s principal executive offices are located in Media, Pennsylvania. The Company is a holding company and conducts its operations through its six subsidiaries: Synova Healthcare, Inc., a Delaware corporation (“Synova Healthcare”), Synova Pre-Natal Healthcare, Inc., a Delaware corporation, Allendale Pharmaceuticals, Inc., a Delaware corporation (“Allendale”), Today’s WomenCare Company, a Delaware corporation, Today’s WomenCare Canada, Inc., a Canadian corporation and Today’s WomenCare (UK) Ltd., a United Kingdom corporation. The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated in consolidation.

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

In December 2004, the Company entered into a letter of intent to merge with Synova Healthcare, Inc. In connection with this merger, on January 12, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, a wholly owned subsidiary of the Company merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger.

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

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements. The interim operating results for the three months ended March 31, 2007 are not necessarily indicative of operating results expected for the full year.

SIGNIFICANT ACCOUNTING POLICIES

Except as may otherwise be provided herein, these unaudited financial statements have been prepared consistently with the accounting polices described in Note 3 to the Company’s Consolidated Financial Statements for the year ended December 31, 2006, which financial statements have been included in the Company’s Form 10-KSB for the year ended December 31, 2006, as filed with the Commission on February 26, 2007.

BUSINESS COMBINATION ACCOUNTING

Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Where appropriate or required, management utilizes third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. The Company is required to review its goodwill for impairment at least annually. Any future impairment will be recorded in the consolidated statement of operations as “goodwill impairment” and will reduce income from operations.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company’s compliance certificates and deferred financing costs are amortized on a straight-line basis over five years. The Company will assess the value of these intangible assets and record an impairment adjustment to their carrying value at December 31, 2007, if necessary.

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), warrants with a cash-out feature and embedded conversion features with a reset option were recognized as liabilities on the Company’s balance sheet. See Notes 7 and 8. These warrants will be adjusted to fair value at each reporting date. The embedded derivative relating to the conversion feature was valued at its intrinsic value on the date issued, and will be adjusted to its fair value if a reset event occurs.

In accordance with EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, the embedded conversion option previously accounted for as a liability will be reclassified to equity upon expiration or conversion of the convertible debt. See Note 7. Any unamortized discount related to the bifurcated financial instruments will be recognized as interest expense.

INVENTORY

Inventory consists of diagnostic and contraceptive medical devices and is stated at the lower of cost (determined by the first-in, first-out method) or market. An allowance has been provided for expired product and product which will expire by November 2007.

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

BASIC AND DILUTED NET LOSS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the three months ended March 31, 2007 and 2006, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

INCOME TAXES

The Company accounts for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

NOTE 2 – MANAGEMENT STATEMENT

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by relying on the issuance of stock, debt instruments, options and warrants to fund certain operating costs, including consulting and professional fees. As a result of the closing on January 12, 2007 of the sale of $15.0 million of the Company’s 6.5% Senior Convertible Promissory Notes due January 12, 2012 (the “Senior Notes”), the Company believes that it presently has sufficient available capital to fund its anticipated operations until the beginning of the fourth quarter of 2007, although there can be no assurance that the net proceeds from this offering will be sufficient to operate and grow the Company’s business as intended during such time period without the need to obtain additional sources of capital.

The Company believes that in the future it will be able to raise additional capital as needed to support operations. In support of this view, since January 1, 2006, Company management has raised approximately $20.7 million in proceeds from sales of the Company’s securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs.

While the Company believes that it will be able to obtain, if necessary, future financing on acceptable terms, if it is not successful in obtaining debt or equity financing, or if the Company is not permitted to obtain such financing by the terms of its existing agreements and financial instruments, the Company would need to expend significant efforts to find other short- and long-term sources of capital to meet its ongoing operating and business expenses. The terms of the Company’s Senior Notes, and the terms of other prior debt and equity financing instruments and agreements, also significantly limit the Company’s ability to sell equity or incur debt without the consent of the holders of the Senior Notes and certain of the Company’s other securities, and the Company may not be able to repay, refinance or terminate these obligations or obtain the consent of the debt or equity holders, if necessary, to obtain additional capital should the Company need or desire to do so. The Company is also focusing on opportunities to increase net sales while seeking to manage operating expenses in an attempt to preserve as much as practical its available cash resources. If the Company is unable to raise sufficient long-term or short-term capital resources when needed on acceptable terms, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

•

seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for the Company upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

NOTE 3 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

During the three months ended March 31, 2007, the Company’s net income was approximately $114,815 lower as a result of stock-based compensation expense as a result of the adoption of SFAS No. 123R.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 64% (for options with a ten-year expected time to expiration) and 62% (for options with less than a ten-year expected time to expiration), and a risk-free interest rate between 4.5% and 5.2%. In determining volatility of the Company’s options, the Company used a combination of (1) the average volatility over a 10-year period of the common stock of eight other public companies operating in the Company’s areas of operations; and (2) the contractual or expected life of the specific option, allowing for a reduction in volatility for those options with a contractual or expected life of less than ten years in consideration of the shorter contractual or expected life of the option.

NOTE 4 – INVESTMENT

Pursuant to a share purchase agreement, on January 31, 2006, the Company acquired 25% of the issued and outstanding ordinary shares of Bio Pad Ltd., an Israeli research and development company, on a fully-diluted basis (excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad) for $2,630,000 in cash. The total investment of $2,687,944 includes $57,944 of closing costs incurred during 2005. This share purchase was effected in connection with the Company’s September 2005 distribution agreement with Bio Pad pursuant to which the Company and Bio Pad agreed to jointly develop certain fetal monitoring products. The Company accounts for its 25% interest in Bio Pad Ltd. under the equity method of accounting, as the Company is deemed to have significant influence over the operations of Bio Pad.

As of March 31, 2007, the Company’s pro rata equity portion of losses of Bio Pad amounted to $131,153, which was comprised of (1) $84,440, which represents 25% of Bio Pad’s reported net loss of $337,761, plus (2) amortization expense of $46,713, representing the amortization of the value of certain patentable technology and patent applications, which are estimated to have an economic life of 10 years. As of March 31, 2007, the equity-basis investment of $2,051,283 in Bio Pad includes $1,634,951, representing the unamortized value of this technology and these patent applications, as well as legal and closing costs associated with the acquisition of $57,944. During the three months ended March 31, 2007, Bio Pad released to the Company $45,524 of the original purchase price that had been held in escrow in connection with the share purchase agreement.

Bio Pad was formed in March 2005. Summarized unaudited financial information for Bio Pad as of and for the quarter ended March 31, 2007 was as follows:

For the three months ended March 31, 2007
(unaudited)
Statement of operations information:
Revenues	$—
Operating loss	$(342,563)
Net loss	$(337,761)

March 31, 2007
(unaudited)
Balance sheet information:
Current assets	$838,207
Fixed assets	$49,293
Current liabilities	$203,949
Shareholders’ equity	$683,551

The foregoing financial information does not reflect any valuation of patentable technology, patent applications or rights, or other intangibles of Bio Pad. The issuance by Bio Pad of 10% of its ordinary shares to its employees pursuant to the exercise of options that may be granted in the future would potentially dilute the Company’s 25% interest in Bio Pad to approximately 22.7%. If this dilution had occurred as of March 31, 2007, the effect would have been to reduce the Company’s equity share of Bio Pad’s net loss for the period ended March 31, 2007 from $84,440 to $76,671.

NOTE 5 – OUTSTANDING DEBT

On April 28, 2006, the Company renewed a previously existing line of credit of $300,000 with Wachovia Bank. The line of credit was to terminate on April 28, 2007 and bore interest at prime, plus 0.50%. As of January 31, 2007, the line of credit was terminated and $287,000 in principal and $1,791 in accrued interest under this line of credit was repaid in full with a portion of the net proceeds of the January 12, 2007 Senior Note offering.

As part of the acquisition of Allendale on January 12, 2007, the Company assumed a $350,000 loan payable due to Radiant Technologies, Inc., along with accrued interest on the loan in the amount of $40,200. The amount of principal and accrued interest remain the same as of March 31, 2007.

As part of the acquisition of Allendale, the Company also acquired a loan payable due to xpedx, a division of International Paper Company (“xpedx”). xpedx is a third-party warehouse provider for the Company’s Today® Sponge inventory, and pays the Company an agreed-upon amount for every case of inventory shipped from the Company’s third-party manufacturer to xpedx’s warehouse. xpedx then bills the Company an agreed-upon amount for every case shipped from xpedx’s warehouse to one of the Company’s customers. The balance on the loan as of the acquisition date of January 12, 2007 was $414,538, and is based on an inventory financing agreement between Allendale and xpedx. The balance of $414,538 as of the acquisition date represented the net balance due to xpedx from Allendale for funding previously advanced under this financing agreement. As of March 31, 2007, the loan payable due to xpedx was $241,649.

As of December 31, 2006, the Company had received $1,455,000 in net proceeds from the sale of $1,500,000 in aggregate principal amount of convertible bridge notes and related bridge warrants, net of offering expenses of $45,000. In connection with this offering, the Company paid the placement agent a cash commission equal to 3% of the gross purchase price of the convertible bridge notes purchased by investors introduced to the Company by the placement agent. The Company has also agreed to reimburse the placement agent for all reasonable out-of-pocket expenses incurred by the placement agent issued in the convertible bridge note offering. The principal and interest outstanding under the convertible bridge notes were repaid with a portion of the net proceeds from the January 12, 2007 Senior Note offering. In connection therewith, the Company paid to the holders of the convertible bridge notes $1.5 million in principal and $65,688 in accrued but unpaid interest thereupon through January 19, 2007, the date of repayment.

NOTE 6 – ALLENDALE ACQUISITION

On January 12, 2007, the Company entered into an agreement and plan of merger with, among other parties, Allendale, pursuant to which Allendale became a wholly-owned subsidiary of the Company. Pursuant to the merger, each share of Allendale common stock owned by accredited investors (as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”)) was converted into approximately 2.275 shares of the Company’s common stock. Each share of common stock owned by the Allendale stockholders who did not deliver a certification to the Company that they were accredited investors was converted into the right to receive cash in an amount equal to $1.00 per Allendale share. Holders of outstanding warrants, options and similar rights to acquire stock of Allendale are entitled to acquire shares of common stock upon the payment of the exercise price provided for in such warrants, options or similar rights. The Company issued to the former Allendale stockholders who were accredited investors in the aggregate approximately 15.5 million shares of common stock in this merger. Approximately 145,000 shares of common stock issuable to one former stockholder of Allendale remain to be issued to the stockholder pending the resolution of certain litigation and other disputes between Allendale and the stockholder. In connection with the acquisition of Allendale, each option, warrant or similar right to acquire stock of Allendale immediately prior to the effective time of the merger remains outstanding in accordance with its terms, and entitles the holders thereof to acquire in the aggregate approximately 348,876 shares of the Company’s common stock upon the payment of the exercise price provided in the option, warrant or similar right, adjusted for the merger. The other terms of the options, warrants and other rights remain the same.

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

The following table summarizes the fair value of the Allendale assets acquired and liabilities assumed as of January 12, 2007:

(Unaudited)
Assets acquired:
Current assets	$1,837,811
Property, plant and equipment	2,700,000
Intangible assets not subject to amortization:
Trademarks	7,500,000
Intangible assets subject to amortization over 5 years:
GMP compliance certificate	2,000,000
NDA certification	5,500,000
Goodwill	6,606,012

Total assets acquired	$26,143,823

Liabilities assumed:
Accounts payable and accrued expenses	$4,176,179
Notes and loans payable	5,000,000
Deferred tax liability	600,000

Total liabilities	9,776,179

Net assets acquired	$16,367,644

NOTE 7 – SENIOR CONVERTIBLE DEBT

As a condition to the acquisition of Allendale described in Note 6, on January 12, 2007, the Company completed the private placement of its Senior Notes in the original aggregate principal amount of $15.0 million, and common stock purchase warrants to purchase, in the aggregate, 16.5 million shares of the Company’s common stock to accredited investors (as defined in Rule 501 of Regulation D of the Securities Act). The Senior Notes bear interest at a rate of 6.5% per year and are convertible, including any accrued and unpaid interest, if any, into shares of common stock, commencing on January 12, 2007, at an initial conversion rate of $1.00, subject to “full-ratchet” anti-dilution adjustments.

If the Company issues common stock at a price of less than $1.00, the conversion price of the Senior Notes will be reduced to the lower price. Accordingly, the conversion option is an embedded derivative which is classified as a liability under EITF 00-19. A holder of a Senior Note can demand repayment of 115% of principal balance and unpaid interest 30 days following the Company’s release of earnings for 2007 and 2008 unless (i) the Company’s common stock is trading above 175% of the conversion price for 20 out of the 30 consecutive trading days before the earnings release; (ii) the Company’s common stock has a dollar trading volume in excess of $500,000 for 20 trading days during such 30-day trading period; and (iii) certain other conditions are satisfied. The terms of the Senior Notes provide the holders of the Senior Notes with additional redemption and repurchase rights.

The gross proceeds of the Senior Notes and related warrants were allocated $8,662,253 to the Senior Notes and $6,337,747 to the warrants. The warrant liability was immediately adjusted to its $9,380,250 fair value on the date issued and reduced to its $8,434,800 fair value on March 31, 2007. Changes in the fair value are to be reflected in earnings.

The $8,662,253 allocated to the Senior Notes was reduced by the $7,756,650 intrinsic value of the embedded conversion option, resulting in an initial carrying value of $905,306 for the Senior Notes. The Senior Notes are being accreted to their maturity value using the interest method and an effective rate of 55%. The carrying amount of the embedded derivative was not adjusted at March 31, 2007 since a reset event had not occurred.

The Company’s obligations under the Senior Notes have been guaranteed by certain of the Company’s subsidiaries. The Senior Notes also require the Company to comply with certain affirmative, negative and financial covenants. As of March 31, 2007, the Company was not in default under any of its covenants and other obligations under the Senior Notes, and as of that date, no event of default existed.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

As discussed in Note 6, on January 12, 2007, the Company entered into an agreement and plan of merger with, among other parties, Allendale, pursuant to which Allendale became a wholly-owned subsidiary of the Company. Pursuant to the merger, each share of Allendale common stock owned by accredited investors (as defined in Rule 501 of Regulation D of the Securities Act) was converted into the right to receive approximately 2.275 shares of the Company’s common stock. In the merger, the Company issued to the former Allendale stockholders who were accredited investors as of the closing of the merger in the aggregate 15,541,638 shares of common stock. Approximately 145,000 shares of common stock issuable to one former stockholder of Allendale remain to be issued. See Note 6.

OPTIONS

On February 21, 2007, the Company granted to an employee of the Company options under the Company’s 2005 Equity Incentive Plan (the “Incentive Plan”) to purchase 225,000 shares of the Company’s common stock at an exercise price of $1.15 per share. This option shall vest in four equal installments annually over each of the first four anniversary dates of the employee’s employment with the Company. The option is contingent on continued employment and expires February 21, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three months ended March 31, 2007 of $15,415 in connection with the issuance of these options.

On February 21, 2007, the Company granted to two of its employees an option under the Incentive Plan to purchase in the aggregate 35,000 shares of the Company’s common stock at an exercise price of $1.15 per share. These options vest in full on February 21, 2008. The options are contingent on continued employment and expire February 16, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three months ended March 31, 2007 of $3,721 in connection with the issuance of these options.

In accordance with SFAS No. 123R, the Company recorded $95,679 in stock-based compensation expense for options that were granted to employees and directors in 2006 and 2005 but vested in the first quarter of 2007.

In connection with the acquisition of Allendale, each option to acquire stock of Allendale immediately prior to the effective time of the merger remains outstanding and entitles each option holder to acquire the holder’s pro rata share of the common stock consideration in the merger upon the payment of the exercise price as provided in the option, subject to adjustment for the merger. The other terms of these options remain the same. In accordance with the merger agreement, the Company has issued options to purchase in the aggregate up to 68,817 shares of common stock at exercise prices ranging from $5.14 to $12.10.

The following table summarizes all Company stock option transactions between January 1, 2007 and March 31, 2007:

	Option Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	1,667,842	1,098,842	$0.0011 to $2.78
Granted or vested during the three months ended March 31, 2007	328,817	228,817	$1.15 to $12.10
Expired during the three months ended March 31, 2007	—	—	—

Balance, March 31, 2007	1,996,659	1,327,659	$0.0011 to $12.10

Information with respect to Company stock options that are outstanding at March 31, 2007 is as follows:

Stock Options Outstanding
Range of Exercise Prices	Number of Options Currently Exercisable at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable
$0.0011 to $12.10	1,327,659	5.6 years	$1.64

WARRANTS

Pursuant to the terms of the Senior Notes, the Company issued warrants to purchase in the aggregate up to 16.5 million shares of common stock at an exercise price of $1.00 per share, subject to “full ratchet” anti-dilution adjustments. The warrants are immediately exercisable and expire on or prior to the close of business on January 12, 2012. Upon a fundamental transaction or change in control of the Company, the warrant holder has the right to receive cash equal to the value of the warrant determined in accordance with the Black-Scholes option pricing formula using the assumptions described in Note 3 above. Accordingly, the warrants are classified as a liability which is to be adjusted to fair value at each reporting period.

The placement agent for the Senior Notes and warrants was issued a warrant to purchase up to 357,750 shares of common stock at an exercise price of $1.00 per share, subject to “weighted average” anti-dilution adjustments. This warrant is immediately exercisable, expires on or prior to the close of business on January 12, 2012 and has substantially similar terms to the warrants issued to the purchasers of the Senior Notes. Upon a fundamental transaction involving the Company, the warrant holder has the right to receive cash equal to the value of the warrant determined in accordance with the Black-Scholes option pricing formula using the assumptions described in Note 3 above. Accordingly, in accordance with EITF 00-19, the warrants are classified as a liability which is to be adjusted to fair value at each reporting period.

In connection with the acquisition of Allendale, each warrant to acquire stock of Allendale immediately prior to the effective time of the merger remains outstanding, and entitles each warrant holder to acquire the holder’s pro rata share of the common stock consideration in the merger upon the payment of the exercise price as provided in the warrant, subject to adjustment for the merger. The other terms of these warrants remain the same. In connection with the merger agreement, the Company has issued warrants to purchase in the aggregate up to 179,988 shares of common stock at exercise prices ranging from $0.64 to $23.15.

The following table summarizes all Company warrant transactions between January 1, 2007 and March 31, 2007:

	Warrant Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	5,303,584	5,303,584	$0.00044 to $3.00
Granted or vested during the three months ended March 31, 2007	17,037,738	17,037,738	$0.64 to $23.15
Expired during the three months ended March 31, 2007	—	—	—

Balance, March 31, 2007	22,341,322	22,341,322	$0.00044 to $23.15

Information with respect to Company warrants that are outstanding at March 31, 2007 is as follows:

Warrants Outstanding
Range of Exercise Prices	Number of Warrants Currently Exercisable at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Currently Exercisable
$0.00044 to $23.15	22,341,322	4.5 years	$1.30

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes as of March 31, 2007 and 2006 consisted of the following:

	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(640)	(700)
State	(110)	(120)
Increase in valuation allowance	150	820

Income tax benefit	$(600)	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	March 31, 2007	March 31, 2006
Statutory federal income tax rate	(34%)	(35%)

Non-deductible expenses	23%	—
State income tax rate, net of federal benefit	(5%)	(5%)
Increase in valuation allowance	27%	40%

Effective tax rate	(14%)	—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2007 and March 31, 2006 are as follows:

	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Deferred tax liabilities:
Intangible assets	$5,900,000	$—
Depreciation and amortization	900,000	—
Other (each less than five percent of total liabilities)	—	—

Total deferred tax liabilities	6,800,000	—

Deferred tax assets:
Loss carryforwards	11,700,000	3,400,000
Accrued expenses	300,000	200,000
Inventory reserves	400,000	—

Total deferred tax assets	12,400,000	3,600,000
Valuation allowance for deferred tax assets	(5,600,000)	(3,600,000)

Total deferred tax assets less allowance	6,800,000	—

Net deferred tax asset	$—	$—

A valuation allowance totaling $5,600,000 and $3,600,000 has been established at March 31, 2007 and 2006, respectively, for deferred income taxes related to temporary differences and net operating loss carryforwards that may not be realized. A decrease of $600,000 was made to the opening valuation allowance due to the inclusion of Allendale in the Company’s consolidated tax filings. The valuation allowance was increased by $150,000 as a result of activity in the first quarter of 2007.

As of March 31, 2007, the Company has $29,000,000 of unused federal and state net operating loss carryforwards that may be used to offset future taxable income through the year 2027. Utilization of certain of the net operating loss carryforwards may be subject to limitation in certain tax years.

NOTE 10 - MAJOR CUSTOMER

The Company’s largest customer accounted for $80,376 and $0 in net sales for the three months ended March 31, 2007 and 2006, respectively, and approximately 11.4% of accounts receivable as of March 31, 2007.

NOTE 11 – INVENTORY

Inventory as of March 31, 2007 and 2006 consists of the following:

	March 31,
	2007	2006
Raw materials	$463,127	$53,038
Work in process	376,707	—
Finished goods	552,727	52,152

	$1,392,561	$105,190

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2007 and 2006 consist of the following:

	March 31,
	2007	2006
Computer equipment	$70,898	$42,339
Machinery	2,807,856	—
Office equipment	29,478	4,164
Office furniture	84,748	13,762
Leasehold improvements	309,694	—

	3,816,528	60,265
Less: Accumulated depreciation and amortization	(299,536)	(21,637)

	$3,003,138	$38,628

Related depreciation expense for the three months ended March 31, 2007 and 2006 was $128,670 and $2,528, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Except for the commitments and contingencies described elsewhere herein, the following are the Company’s material commitments and contingencies as of March 31, 2007:

The Company leases office space under a lease that expires on November 30, 2011. The monthly rent obligation during 2007 under this lease is approximately $9,200.

In June 2006, the Company engaged a firm to provide the Company with investor and public relations services. The agreement is terminable by either party at any time. The Company agreed to pay this firm a monthly fee of $17,500 in cash, which was decreased to $12,500 in March 2007 in connection with a reduction in services provided to the Company by this firm. Additionally, upon execution of the agreement, the Company agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares vested on the six-month anniversary of the agreement and the remaining 100,000 shares shall vest on the 12-month anniversary of the agreement, subject in each case to the firm remaining engaged by the Company under the terms of the agreement on the vesting date. Until vesting, the firm is not entitled to receive these shares and cannot assign, exchange, pledge, gift, transfer or otherwise encumber or dispose of them. For the three months ended March 31, 2007, in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company accrued an expense of $8,789 in connection with these obligations.

Under the terms of registration rights agreements that the Company has entered into with investors purchasing units in the Company’s unit offerings between October 2005 and May 2006, the Company is required to file, and obtain and maintain the effectiveness of, a resale registration statement by stated deadlines. This registration statement is to register the shares of common stock, and shares of common stock underlying warrants, each sold as part of the units. If, among other things, the Company does not meet these deadlines, upon the occurrence of a default, the Company is required to pay each investor a penalty of 1% of the purchase price of all registrable securities then owned by the investor, and a penalty of 1.5% of the purchase price of all registrable securities then owned by the investor for each month thereafter that the default continues. The Company may elect to pay these penalties in cash or in shares of common stock valued at 85% of the average of the ten-day trading price of the Company’s common stock ending on the date the registration statement is declared effective by the Commission. As of March 31, 2007, the registration statement covered by these agreements had been filed with but had not been declared effective by the Commission. For the three months ended March 31, 2007, the Company has incurred and accrued an expense of $855,730 as a result of these penalties. See Note 14.

On July 18, 2006, George T. Brown, Jr. commenced a proceeding against Allendale in the Superior Court of New Jersey Law Division, Bergen County, seeking damages arising from claims that Allendale breached a written employment agreement with him. As a result of the Company’s acquisition of Allendale, the Company succeeded as a party in interest to this legal proceeding. In January 2007, after the Company’s acquisition of Allendale, this claim was settled for $250,000.

As a result of the Company’s acquisition of Allendale discussed in Note 6, the Company succeeded as a party in interest to a legal proceeding filed by Allendale on May 5, 2006 in the U.S. District Court for the Southern District of New York captioned Allendale Pharmaceuticals, Inc. v. Radiant Technologies, Inc. In this lawsuit, Allendale has asserted that Radiant Technologies, Inc. (“Radiant”) breached its obligations to Allendale under an exclusive distribution agreement entered into in March 2004. In addition, Allendale seeks, among other things, a declaratory judgment that it satisfactorily performed its obligations under this agreement, that Allendale validly terminated the agreement and was entitled to monetary damages in an amount to be determined by the court. Radiant has filed counterclaims against Allendale and a subsidiary seeking unspecified compensatory and consequential damages on its claims that Allendale breached the agreement. The claims against the subsidiary have been dismissed without prejudice. Radiant also seeks an accounting for certain of Allendale’s products that were returned by a Radiant customer and exported by a subsidiary of Allendale to Canada. In addition, Radiant alleges that it is entitled to payment of approximately $389,000, plus interest and penalties, in connection with a loan agreement between Radiant and Allendale. Allendale has filed responsive pleadings denying Radiant’s claims of liability.

In February 2007, Radiant, who was also a stockholder of Allendale prior to the merger, notified the Company of Radiant’s intent to exercise appraisal rights with respect to the merger. As of March 31, 2007, no litigation has been filed with respect to such notification.

The Company intends to vigorously prosecute its asserted claims and defend itself against Radiant’s counterclaims; however, at the same time, the Company and Radiant have been pursuing discussions in an effort to settle these claims without further litigation.

NOTE 14 – SUBSEQUENT EVENTS

On April 3, 2007, the Company issued 34,574 shares in the form of a grant of restricted stock under the Incentive Plan to each of four of its non-employee directors. The Company will record an aggregate expense of $130,000 in stock-based compensation under SFAS No. 123R as general and administrative expenses in connection with these restricted stock awards.

On April 25, 2007, Synova Healthcare entered into a First Amendment to that certain Distribution Agreement, dated as of December 22, 2005, by and between Common Sense Ltd., an Israeli company that owns and supplies diagnostic pantiliners for the detection of vaginal infections. The Company currently markets and sells these products under the brand name Fem-V™. Under the distribution agreement, as amended, the Company has a non-exclusive right to distribute the products. If the Company (a) issues an order for at least 375,000 sets of product for delivery no later than December 31, 2007, and (b) strictly complies with the terms and conditions of the distribution agreement (including providing timely payment in full for such product), the parties have agreed to negotiate in good faith an exclusive distribution agreement for a period commencing on January 1, 2008. However, nothing in the amended distribution agreement requires Common Sense to enter into an exclusive distribution arrangement with the Company even if the Company were to satisfy this order fulfillment term. As amended, the territory for the Company’s distribution rights has been limited to the United States, including its possessions and territories. The distribution agreement, as amended, no longer requires the Company to purchase any specified quantities of the product. Under the distribution agreement, as amended, Common Sense is still permitted to terminate the distribution agreement, in its sole discretion, with or without cause, at any time upon 30 days prior written notice, but is no longer required to pay the Company an early termination fee for such termination.

In May 2007, the Company issued to investors purchasing units in the Company’s unit offerings from October 2005 to May 2006 an aggregate of 1,004,349 shares of common stock representing payment of penalties accrued under certain of the Company’s outstanding registration rights agreements, as discussed in Note 13. The required registration statement was declared effective by the Commission on April 4, 2007.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

All references in this Quarterly Report on Form 10-QSB to “we,” “our,” “us,” or the “Company,” or words of similar import, mean Synova Healthcare Group, Inc., a Nevada corporation, and our two consolidated Delaware subsidiaries, Synova Healthcare, Inc., which is wholly owned by Synova Healthcare Group, Inc., and Synova Pre-Natal Healthcare, Inc., which is wholly owned by Synova Healthcare, Inc. In addition, on and after January 12, 2007, such references also include Allendale Pharmaceuticals, Inc., a Delaware corporation, and its three consolidated subsidiaries, which we acquired through our merger with Allendale on January 12, 2007.

Forward-Looking Information

Except for the historical information presented herein, the matters discussed in this Quarterly Report contain “forward-looking statements” that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “intends,” “scheduled,” “will,” “future,” “potential,” “continue,” “estimates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this Quarterly Report should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in this section and elsewhere throughout this Quarterly Report, as well as the risks and uncertainties described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on February 26, 2007 (the “Annual Report”), and in our Registration Statement on Form SB-2 (File No. 333-140889), as declared effective by the Securities and Exchange Commission on April 17, 2007 (the “Registration Statement”). The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report, the Annual Report, the Registration Statement, and our other reports filed with the Securities and Exchange Commission, that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

History and Background

We were formed as a Nevada corporation on September 1, 1998 under the name Centaur Capital Group, Inc. Our initial business strategy was to use human genetics in order to discover novel pharmaceuticals, but this business never developed and was abandoned in 2001. We changed our name numerous times since our original formation, but as of December 31, 2004, our name was Advanced Global Industries Corporation. We were a development stage company with no active business from the time of our original formation until our acquisition by Synova Healthcare, Inc., the entity that, prior to this acquisition, operated our non-invasive diagnostic healthcare products business.

In December 2004, we entered into a letter of intent to merge with Synova Healthcare, Inc. In connection with the merger, on January 12, 2005, we changed our name to Synova Healthcare Group, Inc. On February 10, 2005, our wholly owned subsidiary, Synova AGBL Merger Sub, Inc., a Delaware corporation, merged with Synova Healthcare, Inc., with Synova Healthcare, Inc. surviving the merger. As a result of the merger, Synova Healthcare, Inc. became our wholly owned operating subsidiary.

Following this merger, we began to concentrate our efforts on developing and growing our business and line of women’s healthcare products. Historically, however, our revenues from operations have not been sufficient to meet our capital and cash flow needs. To date, we have obtained the necessary funds to develop, operate and grow our business primarily through the sale of our equity and debt securities. During 2005 and 2006, we raised an aggregate of approximately $8.2 million in total proceeds from private offerings of units consisting of shares of common stock and warrants to purchase common stock. We also sold a total of $1.7 million in convertible promissory and bridge notes and related warrants in private transactions in August and September 2005, and in July, September and October 2006.

We have also sought to grow our business and develop new products through strategic acquisitions. On January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of Bio Pad Ltd., an Israeli research and development company, on a fully-diluted basis, excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad, for approximately $2.6 million in cash. This share purchase was effected in connection with our September 2005 distribution agreement with Bio Pad pursuant to which we and Bio Pad agreed to jointly develop certain fetal monitoring products. The cash purchase price was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to Bio Pad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement. We and Bio Pad continue to work together to develop this fetal monitoring technology. See “ – Business Overview – New Business Development.”

On January 12, 2007, we acquired Allendale Pharmaceuticals, Inc., a company that has the rights to manufacture and distribute the Today® Sponge. Each former stockholder of Allendale, except for certain non-accredited investors, had the right to receive approximately 2.275 shares of our common stock for each share of Allendale common stock. Holders of outstanding warrants, options and similar rights to acquire stock of Allendale are entitled to acquire shares of our common stock upon the payment of the exercise price provided for in such warrants, options or similar rights, as adjusted for the merger. We have issued in the aggregate approximately 15.5 million shares in the merger, of which 1 million shares were received by three former stockholders of Allendale in exchange for their indemnification obligations. The indemnification shares were placed in escrow for one year. Approximately 145,000 shares of our common stock issuable to one former stockholder of Allendale remain to be issued.

As a condition to the merger, on January 12, 2007, we completed the private placement of our 6.5% convertible senior promissory notes due January 12, 2012 in the original aggregate principal amount of $15 million and warrants to purchase, in the aggregate, 16.5 million shares of our common stock. The senior notes are convertible, including any accrued and unpaid interest, if any, into shares of our common stock, commencing on January 12, 2007, at an initial rate of $1.00 per share. See “– Liquidity and Capital Resources – Contractual Obligations.” Pursuant to the terms of the warrants, a holder is entitled to purchase shares of our common stock at an exercise price of $1.00 per share, on or after January 12, 2007 and on or prior to the close of business on January 12, 2012.

Business Overview

We are focused on the development, distribution, marketing and sales of women’s healthcare products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. Our products are designed to deliver a meaningful improvement in healthcare management for women. Our goal is to provide healthcare solutions that address every stage of a woman’s reproductive life.

We distribute and sell our products over the counter, or OTC, to retail customers through drug stores, grocery stores and other retail outlets. Certain of our products are also distributed for use by healthcare professionals at the point of care, or POC, through medical supply companies. Historically, we marketed and sold our products only in the United States. Since acquiring Allendale on January 12, 2007, we also market and sell the Today® Sponge in the United States and Canada and are seeking to do so in Europe and in other countries worldwide. Our products are also available for purchase via the Internet.

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

Existing Products

The Today® Sponge. In January 2007, in connection with our acquisition of Allendale, we acquired the rights to manufacture and sell the Today® Sponge. Made of soft, disposable polyurethane foam, the Today® Sponge contains the widely-used spermicide nonoxynol-9. The Today® Sponge provides contraceptive protection by killing sperm, blocking entry of sperm into the cervix and absorbing and trapping sperm. We believe that non-hormonal birth control products, including the Today® Sponge, condoms and other spermicides, are essential for women who cannot use or tolerate hormonal birth control products.

Since our acquisition of the Today® Sponge, we have embarked upon our plans to re-launch this product to both consumers and healthcare professionals. Market research has recently revealed a high level of brand awareness of the Today® Sponge among consumers and healthcare professionals. Research also uncovered that physicians and other healthcare professionals are ready to recommend this once-popular non-hormonal contraceptive option to their patients again.

We also have focused a significant portion of our re-launch efforts on the packaging and branding of the Today® Sponge. Consumer research confirmed a need to contemporize the product’s packaging and branding to meet the demands and expectations of today’s women. After extensive testing, with multiple package designs and concepts, we have developed and finalized new branding and packaging designs which we believe will increase the product’s impact on and appeal to today’s women.

Having completed these efforts, in May 2007, we re-launched the Today® Sponge to healthcare professionals during the 55th Annual Meeting of the American College of Obstetrics and Gynecology. Healthcare professionals attending this meeting confirmed their interest in recommending the Today® Sponge to women seeking an alternative to hormonal methods of contraception. We will also begin a national consumer launch of the Today® Sponge in July, featuring the unveiling to consumers of our new product packaging, a full scale advertising campaign and an Internet-based marketing program, all supported by consumer and professional public relations campaigns.

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

MenoCheck® and MenocheckPro®. MenoCheck® and MenocheckPro® are in-home and in-office, respectively, non-invasive urine tests for use in detecting and diagnosing the onset of menopause. MenoCheck® is an OTC product that enables women to easily and accurately determine whether they have entered the menopausal stage of their lives. MenoCheck® functions in a manner similar to the OTC pregnancy tests that are commonly used today. MenocheckPro® is an FDA-approved diagnostic for POC testing that enables physicians to quickly and accurately determine whether their patients have entered menopause.

New Business Development

The ongoing introduction of new products and the expansion of our product portfolio is a key strategic objective for us, and is considered critical to our long-term success. We believe that, in order to be successful, we must develop, license or acquire additional products for sale through our various points of distribution. As a result, a substantial amount of management time and effort was expended in 2006 and the first three months of 2007, and we anticipate will continue to be spent in the future, on new business development.

On January 12, 2007, we acquired Allendale, which owns the rights to manufacture and sell the Today® Sponge. The Today® Sponge is the subject of an FDA-approved new drug application owned by Allendale and is manufactured in a facility owned and operated by OSG Norwich Pharmaceuticals, Inc. Allendale owns all of the machinery and equipment used to make the Today® Sponge.

We also have entered into additional distribution agreements with respect to products we intend to develop and market in the future:

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

Based on the monitoring of sales activity and the reordering patterns of our major customers, we have established an allowance for returned product. We have experienced returns in the normal course of business and expect to do so in future periods. We will continue to monitor sales activity and our customer ordering patterns to determine whether the return allowance amount is reasonable in the future based upon actual and expected return activity.

Allowance for Doubtful Accounts. As amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectibility is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. Our analysis includes the age of the receivable, creditworthiness of the customer and general economic conditions. We believe the actual results of collection could be materially different from our estimates if historical trends do not reflect actual results or if economic conditions worsen.

Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices and is stated at the lower of cost — determined by the first-in, first-out method — or market. An allowance has been provided for expired product and product which will expire by November 2007.

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

Impairment of Long-Lived Assets. Beginning in fiscal year 2006, we began to evaluate our long-term investment, namely our interest in Bio Pad, for impairment on an annual basis and will perform evaluations for impairment more frequently if required. The impairment loss, if any, is recognized in earnings and measured by the difference between the carrying amount of this investment and its fair value based on the best information available, including discounted cash flow analysis or other financial metrics that management utilizes to help determine fair value. Judgments made by management related to the fair value of our long-term investments are affected by factors such as the ongoing financial performance of the investment and additional capital raises by the investee, as well as general changes in the economy.

We will periodically evaluate the recoverability of the carrying amount of all of our other long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We will evaluate events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. We will also continually evaluate the estimated useful lives of all long-lived assets and, when warranted, revise such estimates based on current events.

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

Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized during the first quarter of 2006 includes compensation cost for all share-based payments that were granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We presently use the following assumptions in determining the grant date fair value of an award under the Black-Scholes options valuation model: no dividend yield, expected volatility of 64% (for options with a ten-year expected time to expiration) and 62% (for options with less than a ten-year expected time to expiration), and a risk-free interest rate between 4.5% and 5.2%. In the future, however, we may be required to adjust these assumptions in accordance with SFAS No. 123R and generally accepted accounting principles.

Business Combinations. Acquisitions we enter into are accounted for using the purchase method of accounting. The purchase method requires our management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Where appropriate or required, management utilizes third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.

Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. We are required to review our goodwill for impairment at least annually. Any future impairment will be recorded in the statement of operations as “goodwill impairment” and will reduce our income from operations. We are also required to amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and we must review these assets for impairment. We will assess the value of these intangible assets and record an impairment adjustment to their carrying value, if necessary.

Derivative Financial Instruments. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and related accounting pronouncements, warrants with a cash-out feature and embedded conversion features with a reset option are recognized as liabilities. These warrants will be adjusted to fair value at each reporting date. The embedded derivative relating to the conversion feature was valued at its intrinsic value on the date issued, and will be adjusted to its fair value if a reset event occurs. The embedded conversion option previously accounted for as a liability will be reclassified to equity upon expiration or conversion. Any unamortized discount related to the bifurcated financial instruments will be recognized as interest expense.

Results of Operations – Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales. The following table sets forth information regarding our total gross and net sales for the three months ended March 31, 2007 and 2006 categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
OTC Sales:
Gross OTC sales	$490,809	$93,204
Less:
Damages and other returns	67,367	28,079
Co-operative advertising	116,978	34,351
Coupons, rebates and promotions	7,590	766

Net OTC sales	$298,874	$30,008

POC Sales:
Gross POC sales	$22,800	$15,395
Less:
Damages and other returns	6,960	450

Net POC sales	$15,840	$14,945

Total Sales:
Gross sales	$513,609	$108,599
Net sales	$314,714	$44,953

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased by $269,761, or 600%, to $314,714 for the three months ended March 31, 2007, from $44,953 for the three months ended March 31, 2006. This increase was attributable to the effect of the merger in accounting for the sales associated with the Today® Sponge. Also, as shown above, for the three months ended March 31, 2007, we incurred an additional $45,798 in damages and other returns as compared to the three months ended March 31, 2006, which resulted from MenoCheck® returns due to one retailer’s decision not to carry this product category for 2007. Finally, our co-operative advertising expenses as a percentage of gross sales decreased from 36% for the three months ended March 31, 2006, to 24% for the three months ended March 31, 2007, meaning that in 2007 we spent a lesser proportion of each gross sales dollar on these advertising expenses as compared to 2006.

Our net sales from the three months ended March 31, 2007 to the same period in 2006 distinguished by customer type were as follows:

OTC. Net OTC sales increased by $268,866, or 896%, to $298,874 for the three months ended March 31, 2007, from $30,008 for the three months ended March 31, 2006. The increase resulted primarily from increasing gross sales related to product sales of the Today® Sponge and lower co-operative advertising expense associated with such sales. Gross OTC sales increased by $397,605 from the three month period in 2006 due to the effect of the merger with Allendale and sales associated with the Today® Sponge.

POC. Net POC sales increased by $895, or 6.0%, to $15,840 for the three months ended March 31, 2007, from $14,945 for the three months ended March 31, 2006.

Cost of Net Sales. Cost of net sales increased by $176,666, or 714%, to $201,405 for the three months ended March 31, 2007, from $24,739 for the three months ended March 31, 2006. Cost of net sales as a percentage of net sales increased to 64.0% for the three months ended March 31, 2007, from 55.0% for the three months ended March 31, 2006. The increase in cost of net sales both from period to period and as a percentage of net sales was the result of costs associated with a higher co-operative advertising expense associated with gross sales and higher returns resulting from damaged or expired product, both of which reduce net sales and thus adversely affect our cost of net sales from period to period and as a percentage of net sales.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $634,679, or 59.9%, to $425,750 for the three months ended March 31, 2007, from $1,060,429 for the three months ended March 31, 2006. The decrease in selling and marketing expenses from period to period reflected a decrease in advertising initiatives directed at the MenoCheck® product.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses increased by $81,694, or 26.3%, to $392,244 for the three months ended March 31, 2007, from $310,550 for the three months ended March 31, 2006. This increase in personnel expenses resulted primarily from our increase in our headcount to twelve full-time employees and one part-time employee at March 31, 2007, as compared to eight full-time employees at March 31, 2006. Our headcount increased as a result of the acquisition of Allendale in January 2007 as well as our hiring of a marketing director. Our increase in personnel expenses from period to period was offset by a decrease in stock-based compensation expense by $65,134, or 39.9%, to $98,275 from $163,409 for the three months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses increased $799,173, or 228%, to $1,149,742 for the three months ended March 31, 2007, from $350,569 for the three months ended March 31, 2006. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with the acquisition of Allendale and our preparation during the three months ended March 31, 2007 of three resale registration statements, (ii) an increase in amortization and depreciation expenses recorded as general and administrative expense; (iii) greater operating and administrative costs associated with our increased headcount, (iv) an increase in the amount of penalties incurred under certain of our registration rights agreements, and (v) an increase in product liability insurance costs.

Operating Loss. Our operating loss increased by $87,959, or 4.7%, to $1,952,702 for the three months ended March 31, 2007, from $1,864,743 for the three months ended March 31, 2006. This increase in our operating loss was primarily due to an increase in the general and administrative expenses discussed above, offset by a decrease in sales and marketing expenditures during the first quarter of 2007.

Interest Income. Interest income increased by $59,246 to $61,295 for the three months ended March 31, 2007, from $2,049 for the three months ended March 31, 2006. The increase in interest income from period to period was due primarily to the increase in interest income we received by maintaining an increased bank balance as a result of our receipt of the net proceeds from our January 2007 $15.0 million senior note offering.

Interest Expense. Interest expense increased $275,836, or 317%, to $362,973 for the three months ended March 31, 2007, from $87,137 for the three months ended March 31, 2006. This increase in interest expense resulted primarily from the accrual of interest on our senior notes as well as the assumption and payment of outstanding indebtedness assumed in connection with the acquisition of Allendale.

Unrealized Loss on Market Value of Warrants. We incurred an expense, recorded as unrealized loss on market value of warrants, of $2,097,053 in connection with the sale in our January 12, 2007 senior note offering of warrants to purchase up to 16.5 million shares of our common stock. If we enter into a fundamental transaction or a change in control, the holders of these warrants have the right to elect to receive cash equal to the value of the warrants, as determined in accordance with the Black-Scholes option pricing formula. In addition, a warrant to purchase up to 357,750 shares of our common stock issued to the placement agent at the closing of this offering gives the placement agent the right to elect to receive cash equal to the value of the warrant, as determined in accordance with the Black-Scholes option pricing formula, upon a change of control involving the Company. Accordingly, all of these warrants have been classified as a liability, which will be adjusted to fair value, or “marked to market,” for each reporting period.

In future periods, the “mark to market” adjustment to the liability represented by these warrants will require us to recognize income or expense, as applicable, to the extent that the fair value is increased or decreased from period to period. The fair value of these warrants will be determined, in significant part, by reference to the market price for our common stock. Thus, generally speaking, increases in our common stock price from period to period will likely cause an increase in the fair value of the warrants, and thus a corresponding recognition of expense; decreases in our common stock price will likely cause the fair value of the warrants to decrease, resulting in the recognition of income. Since we cannot predict increases or decreases in our stock price over time, we are unable to presently determine the value of these warrants for future periods. However, given that our stock price tends to be volatile, it can be expected that the amount of income or expense we may be required to recognize with respect to these warrants may vary substantially from period to period.

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in Bio Pad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by Bio Pad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $131,153 for the three months ended March 31, 2007, which represented 25% of Bio Pad’s loss for the three months ended March 31, 2007 of $84,440, along with amortization of its intangible assets. This expense increased by $18,889, or 16.8%, to $131,153 for the three months ended March 31, 2007 from $112,264 for the three months ended March 31, 2006 due to an increase in the loss recognized by Bio Pad from period to period.

Benefit for Income Taxes. A decrease of $600,000 was made to the opening valuation allowance due to the inclusion of Allendale in our consolidated tax filings. As a result, we received an income tax benefit of $600,000 for the three months ended March 31, 2007.

Net Loss. Our net loss increased by $1,824,071, or 88.5%, to $3,886,166 for the three months ended March 31, 2007, from $2,062,095 for the three months ended March 31, 2006. This increase occurred primarily as a result of the recognition of the unrealized loss on the market value of the warrants sold in January 2007, an increase in the accrued interest in relation to the senior notes, an increase in our operating loss from period to period, and the recognition of an increase in expense associated with our investment in Bio Pad, representing our pro rata portion of Bio Pad’s losses for the three months ended March 31, 2007, offset by an income tax benefit received in connection with the acquisition of Allendale.

Liquidity and Capital Resources

Cash on Hand. As of March 31, 2007, we had $3,789,311 in cash on hand compared to $0 cash on hand as of December 31, 2006. Of the $3,789,311 cash on hand as of March 31, 2007, however, $73,936 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with the lease of our principal executive offices. The increase in cash on hand resulted primarily from cash provided by the net proceeds of our January 2007 $15.0 million senior note offering, offset by repayment of indebtedness and cash used in our operating and investing activities.

Cash Used in Operating Activities. Our operating activities used $7,029,780 in cash for the three months ended March 31, 2007, as compared to $886,226 in cash used in our operating activities for the three months ended March 31, 2006. This differential was primarily attributable to the payment of approximately $5.7 million in liabilities and accrued expenses associated with the Allendale acquisition and an increase in our net loss from period to period, offset by:

•	a non-cash expense of $2,097,053 recognized on the issuance of warrants in connection with our January 2007 senior note offering;

•

an increase in depreciation and amortization expense of, in the aggregate, $685,098 from period to period, relating primarily to the required amortization and depreciation of intangible and other assets we acquired in connection with the Allendale merger, and the amortization of deferred financing costs associated with our 2007 senior note offering;

•	a decrease in accounts receivable of $139,806 due to improved collection activity; and

•	the recognition of $131,153 representing our equity in the loss of Bio Pad on our financial statements during the three months ended March 31, 2007.

Cash Used in Investing Activities. For the three months ended March 31, 2007, we used cash of $628,508 in our investing activities, which included $367,642 paid for professional and consulting fees related to the Allendale acquisition, and $305,059 in purchases of new property and equipment.

Cash Provided by Financing Activities. Financing activities provided cash of $11,373,663 for the three months ended March 31, 2007, compared to $2,799,196 in cash provided for the three months ended March 31, 2006. The increase in cash from our financing activities occurred primarily because we issued, during the three months ended March 31, 2007, $15 million in senior notes and related common stock purchase warrants and received $13,328,552 of net proceeds. During the three months ended March 31, 2007, we used a portion of the net proceeds from our senior note offering to repay in full $287,934 of principal and interest outstanding under our line of credit and $1,565,688 of principal and interest outstanding under our convertible bridge notes.

Capital Resources. As of March 31, 2007, our working capital deficit was $2,413,031, which was a decrease in this deficit of $2,468,910 from a working capital deficit of $4,882,941 as of December 31, 2006. This decrease in working capital deficit is primarily a result of the cash received from the senior note offering we completed in the first quarter of 2007. See “Contractual Obligations” below.

Plan of Operations. Since we have not yet generated sufficient revenues from operations to meet our operating expenses, we have historically financed our operations primarily through issuances of equity and the proceeds of our debt instruments, including the payment of consulting, placement agent and similar fees. As a result of our senior note offering completed in January 2007 and described above, we believe we presently have sufficient available capital to fund our anticipated operations until the beginning of the fourth quarter of 2007, although we cannot assure you that the net proceeds from this offering will be sufficient to operate and grow our business as we intend during such time period without needing to obtain additional sources of capital.

In our Annual Report filed with the SEC in February 2007, we originally estimated that our existing cash and capital resources would be sufficient to meet our operating and capital needs until the first quarter of 2008. During the latter part of the first quarter of 2007, we concluded a detailed review and analysis of our business plan and our estimated capital needs following the acquisition and integration of Allendale. Based on this review and analysis, we now estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until the beginning of the fourth quarter of 2007.

In the past, we have sought to meet our cash needs by obtaining equity or debt financing. We expect that we will need to obtain additional equity or debt financing to meet our liquidity requirements beyond the beginning of the fourth quarter of 2007. We believe that we will be able to raise additional capital as needed to support our continued operations, and since January 1, 2006, we have raised approximately $20.7 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. However, there can be no assurance that the proceeds from capital transactions will continue to be available, that even if available we will be able to close such transactions, that our net sales will increase sufficiently to meet our ongoing cash needs or that a sufficient amount of our securities can or will be sold. The terms of our senior notes and other financing instruments and agreements also significantly limit our ability to sell equity or incur debt without the consent of the holders of the senior notes and certain of our other securities, and we cannot assure you that we will be able to repay or refinance the senior notes or obtain the consent of the holders of the senior notes or our other securities, if necessary, to obtain additional capital should we need or want to do so.

While we believe we will be able to obtain future financing on terms acceptable to us, if we are not successful in obtaining permanent equity or debt financing, we will need to expend significant efforts to find other sources of capital to meet our ongoing operating and business expenses. We are also focusing on opportunities to increase our net sales while seeking to manage our operating expenses in an attempt to preserve as much as practical our available cash resources and improve working capital. If we are unable to raise sufficient capital resources on terms acceptable to us or at all, our business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The successful growth and operation of our business is also dependent upon our ability to do any or all of the following:

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

Contractual Obligations. On January 12, 2007, as a condition to the Allendale merger, we completed the offering of our 6.5% senior convertible promissory notes due January 12, 2012 in the original principal amount of $15.0 million and related warrants to purchase, in the aggregate, up to 16.5 million shares of our common stock. The senior notes bear interest at a rate of 6.5% per year, although the terms of the senior notes permit us to elect to pay this interest “in kind” by increasing the principal amount of the notes by the amount of interest, which increased principal amount would continue to accrue interest each quarter on a compounded basis. As of March 31, 2007, we have made an election to pay all outstanding interest “in kind” over the life of the notes. As of March 31, 2007, a total of $15 million in principal and $203,025 in accrued but unpaid interest were outstanding under these senior notes.

Principal outstanding under the senior notes, including any accrued and unpaid interest, are initially and immediately convertible into shares of our common stock at a rate of $1.00 per share, subject to “full ratchet” anti-dilution adjustments. Our obligations under the senior notes are unsecured but are backed by subsidiary guarantees pursuant to the terms of a guarantee agreement. So long as the senior notes are outstanding, we are required to comply with a number of negative, affirmative and financial covenants, many of which place significant constraints on our ability to raise capital and take other actions we may deem necessary or desirable. The senior notes require us to have earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined by the terms of the senior notes, in the following amounts for each of the 12-month periods specified below:

12-month period ended	Target EBITDA

December 31, 2007	($2.8 million)
March 31, 2008	($2.0 million)
June 30, 2008	zero
September 30, 2008	$1 million
December 31, 2008	$2 million
March 31, 2009	$3 million
June 30, 2009	$4 million
September 30, 2009	$5 million
December 31, 2009 and thereafter	$6.5 million

An event of default under a senior note is deemed to occur if, among other things, there is:

•	any default in the payment of the principal, interest or liquidated damages under the senior note when such amounts become due and payable;

•	any default in making any other cash payment required under the senior notes or any agreement or document relating to the senior note offering;

•	the failure to observe or perform any other covenant, condition or agreement contained in the senior note offering documents;

•	the occurrence of a change in control involving the Company;

•	the occurrence of an event of default under any other senior note;

•	a lien, other than permitted liens, against any of our properties;

•	any prepayment of any other senior note or other of our indebtedness, except:

•	where the same prepayment terms are offered to all other holders of the senior notes; and

•	in compliance with the other prepayment requirements of the senior note;

•	the bankruptcy of us or our subsidiaries;

•

a judgment or judgments against us for the payment of money amounting to more than $50,000 in the aggregate, or any action taken by a judgment creditor to attach or levy upon our or our subsidiaries’ assets to enforce such judgment or judgments;

•	any senior note offering document that ceases, for any reason, to be in effect, or a statement made in writing by us to that effect, or a disavowal of any of our obligations under these documents;

•	a removal of our common stock from trading in any eligible market, including the OTC Bulletin Board, for a period of three trading days;

•

the failure of a registration statement covering the resale of shares of our common stock underlying the senior notes and the warrants to be effective and available for use for more than 30 trading days during the effectiveness period of the registration statement; or

•	the failure to reach and satisfy the EBITDA targets set forth above.

As of March 31, 2007, we were in compliance with all covenants and other obligations under the terms of our senior notes, and, as of such date, no event of default existed.

The holders of the senior notes may require us to redeem the notes:

•	for at least 102% of the stated principal amount, plus accrued but unpaid interest, upon an event of default;

•

for 115% of such stated principal amount, plus accrued but unpaid interest, during the 30 trading days after we release our 2007 and 2008 financial information, unless our stock is trading above specified price and volume levels and we can satisfy other conditions; and

•	for at least 125% of such stated principal amount, plus accrued but unpaid interest, in the event of a change in control.

We lease office space under a lease that expires on November 30, 2011. Future minimum annual rent obligations as of March 31, 2007 were as follows:

Year	Minimum Annual Lease Payment
2007	$70,114
2008	95,649
2009	97,813
2010	99,977
2011	93,628

Total	$457,181

In June 2006, we engaged a firm to provide us with investor and public relations services. The agreement is terminable by either party at any time. We agreed to pay this firm a monthly fee of $17,500 in cash, which was decreased in March 2007 to $12,500 per month as a result of a reduction in services provided to us by this firm. Additionally, upon execution of the agreement, we agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares vested on the six-month anniversary of the agreement and the remaining 100,000 shares will vest on the 12-month anniversary of the agreement, subject in each case to the firm remaining engaged by us under the terms of the agreement on the vesting date. Until vesting, the firm is not entitled to receive these shares and cannot assign, exchange, pledge, gift, transfer or otherwise encumber or dispose of them. For the three months ended March 31, 2007, we accrued an expense of $8,789 in connection with these shares.

Under the terms of registration rights agreements that we entered into with investors purchasing units in our unit offerings between October 2005 and May 2006, we were required to file and obtain the effectiveness of a resale registration statement by stated deadlines. This registration statement serves to register the shares of common stock, and shares of common stock underlying warrants, each sold as part of the units. If, among other things, we do not meet these deadlines, upon the occurrence of a default, we are required to pay each investor a penalty of 1% of the purchase price of registrable securities then owned by the investor, and a penalty of 1.5% of the purchase price of registrable securities then owned by the investor for each month thereafter that the default continues. We may elect to pay these penalties in cash or in shares of our common stock valued at 85% of the average of the ten-day trading price of our common stock ending on the date the registration statement is declared effective by the SEC. As of March 31, 2007, the registration statement covered by these agreements had been filed with the SEC but had not been declared effective. For the three months ended March 31, 2007, we incurred and accrued an expense of $855,730 as a result of these penalties. The required registration statement was declared effective by the SEC on April 4, 2007. In May 2007, we issued to these investors an aggregate of 1,004,349 shares of common stock representing payment of these penalties in full.

As of March 31, 2007, other than as set forth in this Quarterly Report, we had no other material commitments or obligations.

Off-Balance Sheet Items. We had no off-balance sheet items as of March 31, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We have adopted FIN 48 as of January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Item 3.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15a-15(e), as of March 31, 2007. Based upon the March 31, 2007 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC’s rules and forms. Our officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e).

There has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 18, 2006, George T. Brown, Jr. commenced a proceeding against Allendale Pharmaceuticals, Inc. in the Superior Court of New Jersey Law Division, Bergen County, seeking damages arising from claims that Allendale breached a written employment agreement with him. As a result of our acquisition of Allendale, we succeeded as a party in interest to this legal proceeding. In January 2007, after our acquisition of Allendale, this claim was settled for $250,000.

As a result of our acquisition of Allendale, we succeeded as a party in interest to a legal proceeding filed by Allendale on May 5, 2006 in the U.S. District Court for the Southern District of New York in a matter captioned Allendale Pharmaceuticals, Inc. v. Radiant Technologies, Inc. In this lawsuit, Allendale has asserted that Radiant breached its obligations to Allendale under an exclusive distribution agreement entered into in March 2004. In addition, Allendale seeks, among other things, a declaratory judgment that it satisfactorily performed its obligations under this agreement, that Allendale validly terminated the agreement and is entitled to monetary damages in an amount to be determined by the court. Radiant has filed counterclaims against Allendale and a subsidiary seeking unspecified compensatory and consequential damages on its claims that Allendale breached the agreement. The claims against the subsidiary have been dismissed without prejudice. Radiant also seeks an accounting for certain of Allendale’s products that were returned by a Radiant customer and exported by a subsidiary of Allendale to Canada. In addition, Radiant alleges that it is entitled to payment of approximately $389,000, plus interest and penalties, in connection with a loan agreement between Radiant and Allendale. Allendale has filed responsive pleadings denying Radiant’s claims of liability.

In February 2007, Radiant, who was also a stockholder of Allendale prior to the merger, notified us of its intent to exercise appraisal rights with respect to the merger. As of March 31, 2007, no litigation has been filed with respect to such notification.

We intend to vigorously prosecute our asserted claims and defend ourselves against Radiant’s counterclaims; however, at the same time, we and Radiant have been pursuing discussions in an effort to settle these claims without further litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Listed below are sales of unregistered securities effected by the Company during the first quarter of 2007, except for issuances previously reported on Form 8-K.

•

On February 21, 2007, we issued an option to purchase up to 225,000 shares of common stock to one of our employees. This option has an exercise price of $1.15 per share and vests in four equal installments beginning on the first anniversary of the date of grant.

•

On February 21, 2007, we issued options to purchase in the aggregate 35,000 shares of common stock to two of our employees. These options have an exercise price of $1.15 per share and vest in full on the first anniversary of the date of grant.

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

With respect to all other offers and sales of securities described above, we believe that such transactions were effected without registration under the Securities Act in reliance upon the exemptions provided by Rule 506 and/or Section 4(2) thereunder, for the reasons set forth in the paragraph above.

Item 6.	Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3†	Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (2)

2.4†	Agreement and Plan of Merger, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova 2006 Acquisition Corp., Allendale Pharmaceuticals, Inc., Galt Industries, Inc., Gene Detroyer and Robert Staab. (3)

3.1	Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6	Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7	Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9	Amended and Restated Bylaws of Synova Healthcare Group, Inc. (4)

4.1	Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2	Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (5)

4.3	Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (5)

4.5	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (5)

4.6	Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7	Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (2)

Exhibit No.	Description

4.8	Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (2)

4.9	Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

4.10	Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

4.11	Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6)

4.12	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s October 2005 unit offering. (6)

4.13	Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6) (13)

4.14	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.15	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.16	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.17	Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.18	Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.19	Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.20	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.21	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.22	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.23	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company’s January 2006 unit offering. (8)

4.24	Form of Convertible Note Purchase Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.25	Form of Convertible Note Purchase Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.26	Form of Registration Rights Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

Exhibit No.	Description

4.27	Form of Amended and Restated Registration Rights Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending and restating the Registration Rights Agreement dated July 31, 2006. (9)

4.28	Form of Bridge Warrant, dated as of July 31, 2006. (9)

4.29	Form of Bridge Warrant, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers thereof, replacing the Form of Bridge Warrant dated July 31, 2006. (9)

4.30	Form of 2006 Convertible Bridge Note, dated as of July 31, 2006, issued by Synova Healthcare Group, Inc., as maker. (9)

4.31	Form of Allonge to 2006 Convertible Bridge Note, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending the Form of Convertible Bridge Note dated July 31, 2006. (9)

4.32	Form of 2006 Convertible Bridge Note, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.33	Form of Convertible Note Purchase Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.34	Form of Bridge Warrant, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.35	Form of Registration Rights Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.36	Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s June 2006 common stock offering. (8)

4.37.1	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc., as maker. (3)

4.37.2	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc., as maker. (3)

4.37.3	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc., as maker. (10)

4.37.4	Form of 6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc., as maker. (3)

4.38.1	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc. (10)

4.38.2	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc. (3)

4.38.3	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc. (3)

4.38.4	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to the placement agent by Synova Healthcare Group, Inc. (3)

4.38.5	Form of Common Stock Purchase Warrant, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc. (3)

4.39.1	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Stephen E. King. (3)

4.39.2	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and David J. Harrison. (3)

Exhibit No.	Description

4.39.3	Form of Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and each of the directors, executive officers and significant stockholders of Synova Healthcare Group, Inc. (other than Stephen E. King and David J. Harrison). (3)

4.40	Form of Securities Purchase Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.1	Registration Rights Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.2	Registration Rights Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Galt Industries, Inc. (3)

4.42	Form of Unit Purchase Option issued to placement agents with respect to the Company’s October 2005 and January 2006 unit offerings. (11)

10.1	Escrow Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., George Votis, Galt Industries, Inc., Gene Detroyer, Robert Staab and Blank Rome LLP, as escrow agent. (10)

10.2	Employment Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and Gene Detroyer. (3)

10.3	Consulting Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and RTA, Inc. (3)

10.4.1	Letter Agreement, dated as of January 12, 2007, with Stephen E. King regarding Employment Agreement. (3)

10.4.2	Letter Agreement, dated as of January 12, 2007, with David J. Harrison regarding Employment Agreement. (3)

10.5	Guarantee Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Guarantors and each of the purchaser signatories thereto. (3)

10.6	Letter Agreement, dated as of August 10, 2006, by and between Synova Healthcare Group, Inc. and the placement agent. (3)

10.7.1	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Sandell Asset Management Corp. (Castlerigg Master Investments Ltd.) regarding legal expenses. (3)

10.7.2	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Plainfield Asset Management LLC regarding legal expenses. (3)

10.8	License Agreement, dated as of January 12, 2007, by and between Allendale Laboratories, Inc. and Synova Healthcare Group, Inc. (3)

10.9	Letter Agreement, dated as of January 11, 2007, by and between Allendale Pharmaceuticals, Inc. and Allendale Laboratories, Inc. regarding patent application. (3)

10.10	Amended and Restated Contact Manufacturing Agreement, dated March 8, 2006, by and between OSG Norwich Pharmaceuticals Inc. and Allendale Pharmaceuticals, Inc. (14) (15)

10.11	Product and Services Agreement, effective as of March 7, 2006, between Allendale Pharmaceuticals, Inc. and International Paper Company (14) (15)

10.12	Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd. (12) (13)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

Exhibit No.	Description
32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

†	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.
(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on January 17, 2007.
(4)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.
(5)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.
(7)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (File No. 0-51492), as filed with the SEC on August 14, 2006.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (File No. 0-51492), as filed with the SEC on November 20, 2006.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 0-51492), as filed with the SEC on February 26, 2007.
(11)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2007.
(12)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on April 17, 2006, which was granted on June 16, 2006.
(13)	This exhibit is being refiled herewith to correct typographical errors in the original exhibit filing.
(14)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-140889), as filed with the SEC on February 26, 2007.
(15)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on February 26, 2007, which was granted on April 12, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVA HEALTHCARE GROUP, INC.

	By:	/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer

Date: May 17, 2007		/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2007		/s/ Robert L. Edwards
Robert L. Edwards
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 13, 2005, by and among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 28, 2005, among Synova Healthcare Group, Inc., Synova AGBL Merger Sub, Inc. and Synova Healthcare, Inc. (1)

2.3†	Share Purchase Agreement, dated September 23, 2005, by and between Synova Pre-Natal Healthcare, Inc. and Bio Pad Ltd. (2)

2.4†	Agreement and Plan of Merger, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova 2006 Acquisition Corp., Allendale Pharmaceuticals, Inc., Galt Industries, Inc., Gene Detroyer and Robert Staab. (3)

3.1	Articles of Incorporation of Centaur Capital Group, Inc., filed September 1, 1998. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Centaur Capital Group, Inc., filed April 8, 1999 (changing name to Centaur Bioresearch, Inc.). (1)

3.3	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 25, 2001. (1)

3.4	Certificate of Amendment to Articles of Incorporation of Centaur Bioresearch, Inc., filed June 13, 2002 (changing name to Advanced Global Industries Corporation). (1)

3.5	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed June 11, 2004 (changing name to XQ International, Inc.). (1)

3.6	Certificate of Amendment to Articles of Incorporation of XQ International, Inc., filed June 22, 2004 (changing name to QwikX International, Inc.). (1)

3.7	Certificate of Amendment to Articles of Incorporation of QwikX International, Inc., filed December 10, 2004 (changing name to Advanced Global Industries Corporation). (1)

3.8	Certificate of Amendment to Articles of Incorporation of Advanced Global Industries Corporation, filed January 12, 2005 (changing name to Synova Healthcare Group, Inc.). (1)

3.9	Amended and Restated Bylaws of Synova Healthcare Group, Inc. (4)

4.1	Specimen certificate for common stock of Synova Healthcare Group, Inc. (1)

4.2	Form of Warrant, dated as of February 10, 2005, to Purchase Synova Healthcare Group, Inc. Common Stock. (5)

4.3	Registration Rights Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.4	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and G.M. Capital Partners, Ltd. (5)

4.5	Unit Purchase Option, dated as of February 10, 2005, between Synova Healthcare Group, Inc. and Oceana Partners LLC. (5)

4.6	Form of Securities Purchase Agreement, dated as of February 10, 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (1)

4.7	Form of Common Stock Purchase Warrant, dated August 2005, issued by Synova Healthcare Group, Inc. (2)

4.8	Form of Promissory Note, issued by Synova Healthcare Group, Inc., as maker. (2)

4.9	Form of Registration Rights Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

Exhibit No.	Description
4.10	Form of Securities Purchase Agreement, dated August 2005, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (2)

4.11	Form of Securities Purchase Agreement, as amended, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6)

4.12	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s October 2005 unit offering. (6)

4.13	Form of Registration Rights Agreement, as amended and restated, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s October 2005 unit offering. (6) (13)

4.14	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.15	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.16	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.17	Form of First Amendment to Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.18	Form of First Amendment to Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering. (7)

4.19	Form of First Amendment to Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering. (7)

4.20	Form of Securities Purchase Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.21	Form of Common Stock Purchase Warrant, as amended, issued by Synova Healthcare Group, Inc., with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.22	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s January 2006 unit offering, as amended in April 2006. (7)

4.23	Form of Registration Rights Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to certain sales made in the Company’s January 2006 unit offering. (8)

4.24	Form of Convertible Note Purchase Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.25	Form of Convertible Note Purchase Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.26	Form of Registration Rights Agreement, dated as of July 31, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.27	Form of Amended and Restated Registration Rights Agreement, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending and restating the Registration Rights Agreement dated July 31, 2006. (9)

4.28	Form of Bridge Warrant, dated as of July 31, 2006. (9)

Exhibit No.	Description
4.29	Form of Bridge Warrant, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers thereof, replacing the Form of Bridge Warrant dated July 31, 2006. (9)

4.30	Form of 2006 Convertible Bridge Note, dated as of July 31, 2006, issued by Synova Healthcare Group, Inc., as maker. (9)

4.31	Form of Allonge to 2006 Convertible Bridge Note, dated as of September 22, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, amending the Form of Convertible Bridge Note dated July 31, 2006. (9)

4.32	Form of 2006 Convertible Bridge Note, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.33	Form of Convertible Note Purchase Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.34	Form of Bridge Warrant, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.35	Form of Registration Rights Agreement, dated as of October 20, 2006, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto. (9)

4.36	Form of Subscription Agreement, by and among Synova Healthcare Group, Inc. and the purchasers signatory thereto, with respect to the Company’s June 2006 common stock offering. (8)

4.37.1	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc., as maker. (3)

4.37.2	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc., as maker. (3)

4.37.3	6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc., as maker. (10)

4.37.4	Form of 6.5% Senior Convertible Promissory Note, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc., as maker. (3)

4.38.1	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Galt Industries, Inc. by Synova Healthcare Group, Inc. (10)

4.38.2	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Castlerigg Master Investments Ltd. by Synova Healthcare Group, Inc. (3)

4.38.3	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to Plainfield Direct LLC by Synova Healthcare Group, Inc. (3)

4.38.4	Common Stock Purchase Warrant, dated as of January 12, 2007, issued to the placement agent by Synova Healthcare Group, Inc. (3)

4.38.5	Form of Common Stock Purchase Warrant, dated as of January 12, 2007, issued to certain other investors by Synova Healthcare Group, Inc. (3)

4.39.1	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Stephen E. King. (3)

4.39.2	Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and David J. Harrison. (3)

4.39.3	Form of Lock-Up Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and each of the directors, executive officers and significant stockholders of Synova Healthcare Group, Inc. (other than Stephen E. King and David J. Harrison). (3)

Exhibit No.	Description
4.40	Form of Securities Purchase Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.1	Registration Rights Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (3)

4.41.2	Registration Rights Agreement, dated as of January 12, 2007, by and between Synova Healthcare Group, Inc. and Galt Industries, Inc. (3)

4.42	Form of Unit Purchase Option issued to placement agents with respect to the Company’s October 2005 and January 2006 unit offerings. (11)

10.1	Escrow Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., George Votis, Galt Industries, Inc., Gene Detroyer, Robert Staab and Blank Rome LLP, as escrow agent. (10)

10.2	Employment Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and Gene Detroyer. (3)

10.3	Consulting Agreement, dated as of January 12, 2007, by and between Allendale Pharmaceuticals, Inc. and RTA, Inc. (3)

10.4.1	Letter Agreement, dated as of January 12, 2007, with Stephen E. King regarding Employment Agreement. (3)

10.4.2	Letter Agreement, dated as of January 12, 2007, with David J. Harrison regarding Employment Agreement. (3)

10.5	Guarantee Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Guarantors and each of the purchaser signatories thereto. (3)

10.6	Letter Agreement, dated as of August 10, 2006, by and between Synova Healthcare Group, Inc. and the placement agent. (3)

10.7.1	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Sandell Asset Management Corp. (Castlerigg Master Investments Ltd.) regarding legal expenses. (3)

10.7.2	Letter Agreement, dated as of January 12, 2007, from Synova Healthcare Group, Inc. to Plainfield Asset Management LLC regarding legal expenses. (3)

10.8	License Agreement, dated as of January 12, 2007, by and between Allendale Laboratories, Inc. and Synova Healthcare Group, Inc. (3)

10.9	Letter Agreement, dated as of January 11, 2007, by and between Allendale Pharmaceuticals, Inc. and Allendale Laboratories, Inc. regarding patent application. (3)

10.10	Amended and Restated Contact Manufacturing Agreement, dated March 8, 2006, by and between OSG Norwich Pharmaceuticals Inc. and Allendale Pharmaceuticals, Inc. (14) (15)

10.11	Product and Services Agreement, effective as of March 7, 2006, between Allendale Pharmaceuticals, Inc. and International Paper Company (14) (15)

10.12	Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd. (12) (13)

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

†	The schedules to this agreement have been omitted in accordance with the rules of the SEC. A list of omitted schedules has been included in this exhibit and will be provided supplementally to the SEC upon request.
(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2005.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 (File No. 0-51492), as filed with the SEC on April 6, 2006.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on January 17, 2007.
(4)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on June 24, 2005.
(5)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on May 13, 2005.
(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (File No. 0-51492), as filed with the SEC on April 17, 2006.
(7)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on April 28, 2006.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (File No. 0-51492), as filed with the SEC on August 14, 2006.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (File No. 0-51492), as filed with the SEC on November 20, 2006.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 0-51492), as filed with the SEC on February 26, 2007.
(11)	Previously filed as an exhibit to Post-Effective Amendment No. 2 to the Company’s registration statement on Form SB-2 (File No. 333-123498), as filed with the SEC on March 22, 2007.
(12)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on April 17, 2006, which was granted on June 16, 2006.
(13)	This exhibit is being refiled herewith to correct typographical errors in the original exhibit filing.
(14)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 (File No. 333-140889), as filed with the SEC on February 26, 2007.
(15)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on February 26, 2007, which was granted on April 12, 2007.