Form 10QSB
period 2007-06-30
Synova Healthcare Group Inc
filed 2007-08-14
CIK 1316826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 2, 2007, the number of outstanding shares of common stock, par value $.001 per share, of Synova Healthcare Group, Inc. was 34,723,397.

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No  ☑

SYNOVA HEALTHCARE GROUP, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash	$903,568	$—
Restricted cash	73,811	72,605
Accounts receivable, net of $394,573 and $0 allowance as of June 30, 2007 and December 31, 2006	301,814	32,762
Inventory	1,184,644	396,768
Prepaid expenses	694,483	44,006
Deferred loan costs	—	37,181
Deposits - current	—	500,000

Total Current Assets	3,158,320	1,083,322
Property and equipment, net of accumulated depreciation of $424,405 and $35,468 at June 30, 2007 and December 31, 2006	2,701,888	126,900
Deposits - long-term	500,000	—
Intangible assets, net of accumulated amortization of $701,613 as of June 30, 2007	14,298,387	—
Goodwill	6,606,012	—
Deferred financing costs, net of accumulated amortization of $169,751 as of June 30, 2007	1,705,077	—
Deferred charges	—	187,982
Investment	1,886,776	2,227,961

Total Assets	$30,856,460	$3,626,165

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Line of credit	$—	$282,000
Loans payable	97,581	1,500,000
Accounts payable	4,001,637	2,633,996
Accrued expenses	1,439,614	1,550,267
Deferred revenue	444,870	—
Senior convertible notes payable, net of discount	1,171,080	—

Total Current Liabilities	7,154,782	5,966,263
Embedded derivative liability	7,756,650	—
Warrant liability	7,088,684	—

Total Liabilities	22,000,116	5,966,263

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized, 34,723,297 and 17,686,780 shares issued and outstanding at June 30, 2007 and December 31, 2006	34,723	17,687
Additional paid in capital	30,724,298	12,688,458
Accumulated deficit	(21,902,677)	(15,046,243)

Total Stockholders’ Equity (Deficit)	8,856,344	(2,340,098)

Total Liabilities and Stockholders’ Equity (Deficit)	$30,856,460	$3,626,165

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006
	(unaudited)	(unaudited)
Net sales	$258,186	$69,810

Operating expenses:
Cost of net sales	659,985	38,617
Selling and marketing	904,069	1,084,144
Personnel expenses, including stock-based compensation expense of $91,804 and $196,612 for the three months ended June 30, 2007 and June 30, 2006	552,854	494,628
General and administrative, including stock-based compensation expense of $130,000 and $16,540 for the three months ended June 30, 2007 and June 30, 2006	1,520,782	617,952

Total operating expenses	3,637,690	2,235,341

Operating loss	(3,379,504)	(2,165,531)

Other Income (Expenses):
Interest income	25,436	1,072
Interest expense	(393,371)	(450)
Other expenses	(607,818)	—
Unrealized gain on market value of warrants	1,549,496	—
Equity in loss of unconsolidated affiliate	(164,508)	(133,855)

Total other expenses	409,235	(133,233)

Loss before provision (benefit) for income taxes	(2,970,269)	(2,298,764)
Provision (benefit) for income taxes	—	—

Net loss	$(2,970,269)	$(2,298,764)

Basic and diluted net loss per share	$(0.09)	$(0.14)

Basic and diluted weighted average number of shares	33,474,903	16,744,418

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
	(unaudited)	(unaudited)
Net sales	$572,900	$114,763

Operating expenses:
Cost of net sales	861,390	63,356
Selling and marketing	1,329,819	2,144,573
Personnel expenses, including stock-based compensation expense of $190,079 and $360,021 for the six months ended June 30, 2007 and June 30, 2006	1,043,373	968,587
General and administrative, including stock-based compensation expense of $146,540 and $16,540 for the six months ended June 30, 2007 and June 30, 2006	2,670,523	968,521

Total operating expenses	5,905,105	4,145,037

Operating loss	(5,332,205)	(4,030,274)

Other Income (Expenses):
Interest income	86,731	3,121
Interest expense	(756,344)	(87,587)
Other expenses	(611,398)	—
Unrealized loss on market value of warrants	(547,557)	—
Equity in loss of unconsolidated affiliate	(295,661)	(246,119)

Total other expenses	(2,124,229)	(330,585)

Loss before provision (benefit) for income taxes	(7,456,434)	(4,360,859)
Provision (benefit) for income taxes	(600,000)	—

Net loss	$(6,856,434)	$(4,360,859)

Basic and diluted net loss per share	$(0.20)	$(0.28)

Basic and diluted weighted average number of shares	33,474,903	15,756,506

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,856,434)	$(4,360,859)
Adjustments to reconcile net loss to cash used in operating activities:
Accretion of interest on notes payable	265,477	—
Amortization of deferred loan cost	37,181	69,342
Increase (decrease) in allowance for inventory reserve	90,829	(59,677)
Depreciation and amortization	1,313,034	4,820
Issuance of common stock for services	140,000	7,674
Stock-based compensation expense	336,619	376,561
Change in fair value of warrant liability	547,557	—
Equity loss of unconsolidated affiliate	295,661	246,119
Deferred income taxes	(600,000)	—
Loss on Radiant settlement	430,348	—
Changes in assets and liabilities, net of effects of acquisition:
(Increase) decrease in assets:
Accounts receivable	(439,253)	(24,891)
Inventory	(16,389)	(189,053)
Prepaid expenses and other current assets	(543,917)	165,628
Increase (decrease) in liabilities:
Deferred revenue	444,870	—
Accounts payable and accrued expenses	(5,219,611)	1,564,552

Net cash used in operating activities	$(9,774,027)	$(2,199,784)

Cash flows from investing activities:
Acquisition costs	$(367,642)	$(1,880,000)
Distribution from investee	45,524	—
Increase in restricted cash	(1,206)	—
Purchases of property and equipment	(128,676)	(19,180)

Net cash used in investing activities	$(452,000)	$(1,899,180)

Cash flows from financing activities:
Net repayments on line of credit	$(282,000)	$(200,000)
Financing costs incurred	(1,671,448)	—
Repayment of loan payable	(1,916,957)	(711,085)
Proceeds from issuance of convertible senior notes and common stock	15,000,000	4,924,211

Net cash provided by financing activities	$11,129,595	$4,013,126

Net increase (decrease) in cash	903,568	(85,838)
Cash at beginning of period	—	204,576

Cash and cash equivalents at end of period	$903,568	$118,738

Supplemental schedule of cash flows:
Cash paid during the year for interest	$69,066	$18,245

Supplemental schedule of non-cash financing and investing activities:
Stock issued and to be issued for business acquisition	$15,942,777	$—
Cash to be paid in lieu of stock for Allendale acquisition	$57,223	$—
Warrants issued for offering costs	$203,380	$—
Issuance of registration rights penalty shares	$803,479	$—

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2007

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
BALANCE AT DECEMBER 31, 2006	17,686,780	$17,687	$12,688,458	$(15,046,243)	$(2,340,098)
Issuance of common stock for services	200,000	220	139,800	—	140,000
Stock-based compensation for restricted stock awards	138,296	138	129,862	—	130,000
Stock-based compensation for options	—	—	206,619	—	206,619
Issuance of common stock in connection with acquisition of Allendale Pharmaceuticals, Inc.	15,541,638	15,541	15,526,097	—	15,541,638
Shares of common stock to be issued in connection with acquisition of Allendale Pharmaceuticals, Inc.	—	—	394,227	—	394,227
Issuance of registration rights penalty shares	1,004,349	1,004	802,475	—	803,479
Issuance of previously unissued shares in connection with acquisition of Allendale Pharmaceuticals, Inc.	145,422	145	(145)	—	—
Stock issued to settle accrued liability	6,912	7	6,905	—	6,912
Settlement paid by stockholders with company stock	—	—	830,000	—	830,000
Net loss for six months ended June 30, 2007	—	—	—	(6,856,434)	(6,856,434)

BALANCE AT JUNE 30, 2007	34,723,397	$34,723	$30,724,298	$(21,902,677)	$8,856,344

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

Synova Healthcare Group, Inc., a Nevada corporation, and its subsidiaries (collectively, the “Company”) are focused on the development, distribution, marketing and sales of women’s healthcare products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. The Company’s principal executive offices are located in Media, Pennsylvania. The Company is a holding company and conducts its operations through its six subsidiaries: Synova Healthcare, Inc., a Delaware corporation (“Synova Healthcare”), Synova Pre-Natal Healthcare, Inc., a Delaware corporation, Allendale Pharmaceuticals, Inc., a Delaware corporation (“Allendale”), Todays Womencare Company, a Delaware corporation, Todays Womencare (Canada) Inc., a Canadian corporation and Todays Womencare (UK) Ltd., a United Kingdom corporation. The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated in consolidation.

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

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements. The interim operating results for the three and six months ended June 30, 2007 are not necessarily indicative of operating results expected for the full year.

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

INVENTORY

Inventory consists of diagnostic medical devices, lubricants, vitamins, and contraceptive sponges and is stated at the lower of cost (determined by the first-in, first-out method) or market. An allowance has been provided for expired product and product which will expire by November 2007.

USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

BASIC AND DILUTED NET LOSS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the three and six months ended June 30, 2007 and 2006, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of January 1, 2007, and the provisions of FIN 48 were applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to our consolidated financial statements.

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

NOTE 2 – MANAGEMENT STATEMENT

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by relying on the issuance of stock, debt instruments, options and warrants to fund certain operating costs, including consulting and professional fees. As a result of the closing on January 12, 2007 of the sale of $15.0 million of the Company’s 6.5% Senior Convertible Promissory Notes due January 12, 2012 (the “Senior Notes”), the Company believes that it presently has sufficient available capital to fund its anticipated operations through August 2007, although there can be no assurance that the net proceeds from this offering will be sufficient to operate and grow the Company’s business as intended during such time period without the need to obtain additional sources of capital.

The Company believes that in the future it will be able to raise additional capital as needed to support operations. In support of this view, since January 1, 2006, Company management has raised approximately $20.7 million in proceeds from sales of the Company’s securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs.

While the Company believes that it will be able to obtain, if necessary, future financing on acceptable terms, if it is not successful in obtaining debt or equity financing, or if the Company is not permitted to obtain such financing by the terms of its existing agreements and financial instruments, the Company would need to expend significant efforts to find other short- and long-term sources of capital to meet its ongoing operating and business expenses. The terms of the Company’s Senior Notes, and the terms of other prior debt and equity financing instruments and agreements, also significantly limit the Company’s ability to sell equity or incur debt without the consent of the holders of the Senior Notes, and the Company may not be able to repay, refinance or terminate these obligations or obtain the consent of the debt or equity holders, if necessary, to obtain additional capital should the Company need or desire to do so. The Company is also focusing on opportunities to increase net sales while seeking to manage operating expenses in an attempt to preserve as much as practical its available cash resources. If the Company is unable to raise sufficient long-term or short-term capital resources when needed on acceptable terms, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	obtain as needed adequate sources of debt or equity financing to pay operating expenses and fund long-term business operations;

•	identify new product offerings to complement and expand the Company’s current and projected future business;

•	manage or control working capital requirements by reducing advertising, selling, marketing, and general and administrative expenses;

•	optimize the marketing and development of the Company’s existing product offerings through less capital intensive channels;

•	rationalize existing product lines concerning capital allocation based on contribution and return on capital;

•	develop new and enhance existing relationships with product retailers and other points of distribution for the Company’s products; and

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

NOTE 3 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective method as permitted under SFAS No. 123R. Under this transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

During the six months ended June 30, 2007 and 2006, the Company’s net income was approximately $336,619 and $376,561, respectively, lower as a result of stock-based compensation expense as a result of the adoption of SFAS No. 123R.

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

As of June 30, 2007, the Company’s pro rata equity portion of losses of Bio Pad amounted to $902,365, which was comprised of (1) $202,235, which represents 25% of Bio Pad’s reported net loss for the six months ended June 30, 2007 of $808,939, plus (2) amortization expense of $93,426, representing the amortization of the value of certain patentable technology and patent applications, which are estimated to have an economic life of 10 years. As of June 30, 2007, the equity-basis investment of $1,886,776 in Bio Pad includes $1,588,238, representing the unamortized value of this technology and these patent applications, as well as legal and closing costs associated with the acquisition of $57,944. During the six months ended June 30, 2007, Bio Pad released to the Company $45,524 of the original purchase price that had been held in escrow in connection with the share purchase agreement.

Bio Pad was formed in March 2005. Summarized unaudited financial information for Bio Pad as of and for six months ended June 30, 2007 and 2006 was as follows:

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
	(unaudited)	(unaudited)
Statement of operations information:
Revenues	$—	$—
Operating loss	$(809,818)	$(635,693)
Net loss	$(808,939)	$(610,771)

	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Balance sheet information:
Current assets	$471,970	$467,654
Fixed assets	$48,896	$42,579
Current liabilities	$308,493	$205,067
Shareholders’ equity	$212,373	$305,166

The foregoing financial information does not reflect any valuation of patentable technology, patent applications or rights, or other intangibles of Bio Pad. The issuance by Bio Pad of 10% of its ordinary shares to its employees pursuant to the exercise of options that may be granted in the future would potentially dilute the Company’s 25% interest in Bio Pad to approximately 22.7%. If this dilution had occurred as of June 30, 2007, the effect would have been to reduce the Company’s equity share of Bio Pad’s net loss for the period ended June 30, 2007 from $202,235 to $183,629.

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

As part of the acquisition of Allendale on January 12, 2007, the Company assumed a $350,000 loan payable due to Radiant Technologies, Inc., along with accrued interest on the loan in the amount of $40,200. The amount of principal and accrued interest has been reduced to zero as a part of the settlement with Radiant. See Note 13.

As part of the acquisition of Allendale, the Company also acquired a loan payable due to xpedx, a division of International Paper Company (“xpedx”). xpedx is a third-party warehouse provider for the Company’s Today® Sponge inventory, and pays the Company an agreed-upon amount for every case of inventory shipped from the Company’s third-party manufacturer to xpedx’s warehouse. xpedx then bills the Company an agreed-upon amount for every case shipped from xpedx’s warehouse to one of the Company’s customers. The balance on the loan as of the acquisition date of January 12, 2007 was $414,538, and is based on an inventory financing agreement between Allendale and xpedx. The balance of $414,538 as of the acquisition date represented the net balance due to xpedx from Allendale for funding previously advanced under this financing agreement. As of June 30, 2007, the loan payable due to xpedx was $97,581.

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

NOTE 6 – ALLENDALE ACQUISITION

On January 12, 2007, the Company entered into an agreement and plan of merger with, among other parties, Allendale, pursuant to which Allendale became a wholly-owned subsidiary of the Company. Pursuant to the merger, each share of Allendale common stock owned by accredited investors (as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”)) was converted into approximately 2.275 shares of the Company’s common stock. Each share of common stock owned by the Allendale stockholders who did not deliver a certification to the Company that they were accredited investors was converted into the right to receive cash in an amount equal to $1.00 per Allendale share. Holders of outstanding warrants, options and similar rights to acquire stock of Allendale are entitled to acquire shares of common stock upon the payment of the exercise price provided for in such warrants, options or similar rights. The Company issued to the former Allendale stockholders who were accredited investors in the aggregate approximately 15.6 million shares of common stock in this merger, including approximately 145,000 shares of common stock that were issued to one former stockholder of Allendale on June 4, 2007, after the settlement of certain litigation and other disputes between the Company and the stockholder. In connection with the acquisition of Allendale, each option, warrant or similar right to acquire stock of Allendale immediately prior to the effective time of the merger remains outstanding in accordance with its terms, and entitles the holders thereof to acquire in the aggregate approximately 248,805 shares of the Company’s common stock upon the payment of the exercise price provided in the option, warrant or similar right, adjusted for the merger. The other terms of the options, warrants and other rights remain the same.

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

The gross proceeds of the Senior Notes and related warrants were allocated $8,662,253 to the Senior Notes and $6,337,747 to the warrants. The warrant liability was immediately adjusted to its $9,380,250 fair value on the date issued and reduced to its $6,938,250 fair value on June 30, 2007. The fair value of the warrant issued to the placement agent was $150,434 as of June 30, 2007. Changes in the fair value are to be reflected in earnings.

The $8,662,253 allocated to the Senior Notes was reduced by the $7,756,650 intrinsic value of the embedded conversion option, resulting in an initial carrying value of $905,306 for the Senior Notes. The Senior Notes are being accreted to their maturity value using the interest method and an effective rate of 55%. As of June 30, 2007, the accreted value of the Senior Notes was $1,171,080. The carrying amount of the embedded derivative was not adjusted at June 30, 2007 since a reset event had not occurred.

The Company’s obligations under the Senior Notes have been guaranteed by certain of the Company’s subsidiaries. The Senior Notes also require the Company to comply with certain affirmative, negative and financial covenants. As of June 30, 2007, the Company was not in default under any of its covenants and other obligations under the Senior Notes, and as of that date, no event of default existed.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

As discussed in Note 6, on January 12, 2007, the Company entered into an agreement and plan of merger with, among other parties, Allendale, pursuant to which Allendale became a wholly-owned subsidiary of the Company. Pursuant to the merger, each share of Allendale common stock owned by accredited investors (as defined in Rule 501 of Regulation D of the Securities Act) was converted into the right to receive approximately 2.275 shares of the Company’s common stock. In the merger, the Company issued to the former Allendale stockholders who were accredited investors as of the closing of the merger in the aggregate 15,541,638 shares of common stock plus approximately 145,000 shares of common stock that were issued to one former stockholder of Allendale as a result of a litigation settlement in June 2007. See Note 13.

On April 3, 2007, the Company issued 34,574 shares in the form of a grant of restricted stock under the Company’s 2005 Equity Incentive Plan (the “Incentive Plan”) to each of four of its non-employee directors. The restricted stock vests on April 3, 2008, assuming that the director remains a director as of the date of the Company’s 2007 Annual Meeting of Stockholders. The Company recorded an aggregate expense of $130,000 in stock-based compensation under SFAS No. 123R as general and administrative expenses in connection with these restricted stock awards.

OPTIONS

On February 21, 2007, the Company granted to an employee of the Company options under the Incentive Plan to purchase 225,000 shares of the Company’s common stock at an exercise price of $1.15 per share. This option shall vest in four equal installments annually over each of the first four anniversary dates of the employee’s employment with the Company. The option is contingent on continued employment and expires February 21, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the six months ended June 30, 2007 of $30,830 in connection with the issuance of these options.

On February 21, 2007, the Company granted to two of its employees an option under the Incentive Plan to purchase in the aggregate 35,000 shares of the Company’s common stock at an exercise price of $1.15 per share. These options vest in full on February 21, 2008. The options are contingent on continued employment and expire February 16, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the six months ended June 30, 2007 of $12,404 in connection with the issuance of these options.

On April 2, 2007, the Company granted to two of its employees an option under the Incentive Plan to purchase in the aggregate 16,000 shares of the Company’s common stock at an exercise price of $0.91 per share. These options vest in full on April 2, 2008. The options are contingent on continued employment and expire April 2, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the six months ended June 30, 2007 of $3,040 in connection with the issuance of these options.

In accordance with SFAS No. 123R, the Company recorded $160,345 in stock-based compensation expense for options that were granted to employees and directors in 2006 and 2005 but vested in the first six months of 2007.

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

The following table summarizes all Company stock option transactions between January 1, 2007 and June 30, 2007:

	Option Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	1,667,842	1,098,842	$0.0011 to $2.78
Granted or vested during the six months ended June 30, 2007	334,817	232,817	$1.15 to $12.10
Expired during the six months ended June 30, 2007	(125,000)	(50,000)	—

Balance, June 30, 2007	1,887,659	1,281,659	$0.0011 to $12.10

Information with respect to Company stock options that are outstanding at June 30, 2007 is as follows:

Stock Options Outstanding

Range of Exercise Prices	Number of Options Currently Exercisable at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable
$0.0011 to $12.10	1,281,659	5.3 years	$1.60

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

The placement agent for the Senior Notes and warrants was issued a warrant to purchase up to 357,750 shares of common stock at an exercise price of $1.00 per share, subject to “weighted average” anti-dilution adjustments. This warrant is immediately exercisable, expires on or prior to the close of business on January 12, 2012 and has substantially similar terms to the warrants issued to the purchasers of the Senior Notes. Upon a fundamental transaction involving the Company, the warrant holder has the right to receive cash equal to the value of the warrant determined in accordance with the Black-Scholes option pricing formula using the assumptions described in Note 3 above. Accordingly, in accordance with EITF 00-19, the warrants are classified as a liability which are to be adjusted to fair value at each reporting period. The warrants were adjusted to their fair value of $150,434 on June 30, 2007.

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

The following table summarizes all Company warrant transactions between January 1, 2007 and June 30, 2007:

	Warrant Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	5,303,584	5,303,584	$0.00044 to $3.00
Granted or vested during the six months ended June 30, 2007	17,037,738	17,037,738	$0.64 to $23.15
Expired during the six months ended June 30, 2007	(8,564)	(8,564)	—

Balance, June 30, 2007	22,332,758	22,332,758	$0.00044 to $23.15

Information with respect to Company warrants that are outstanding at June 30, 2007 is as follows:

Warrants Outstanding

Range of Exercise Prices	Number of Warrants Currently Exercisable at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Currently Exercisable
$0.00044 to $23.15	22,332,758	4.3 years	$1.30

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes as of June 30, 2007 and 2006 consisted of the following:

	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(2,067,000)	(700,000)
State	(364,000)	(120,000)
Increase in valuation allowance	1,831,000	820,000

Income tax benefit	$(600,000)	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	June 30, 2007	June 30, 2006
Statutory federal income tax rate	(34%)	(35%)

Non-deductible expenses	7%	—
State income tax rate, net of federal benefit	(6%)	(5%)
Increase in valuation allowance	25%	40%

Effective tax rate	(8%)	—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2007 and June 30, 2006 are as follows:

	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)
Deferred tax liabilities:
Intangible assets	$5,700,000	$—
Depreciation and amortization	950,000	—
Other (each less than five percent of total liabilities)	—	—

Total deferred tax liabilities	6,650,000	—

Deferred tax assets:
Loss carryforwards	12,900,000	3,400,000
Accrued expenses	240,000	200,000
Inventory reserves	480,000	—
Other (each less than five percent of total assets)	280,000	—

Total deferred tax assets	13,900,000	3,600,000
Valuation allowance for deferred tax assets	(7,250,000)	(3,600,000)

Total deferred tax assets less allowance	6,650,000	—

Net deferred tax asset	$—	$—

A valuation allowance totaling $7,250,000 and $3,600,000 has been established at June 30, 2007 and 2006, respectively, for deferred income taxes related to temporary differences and net operating loss carryforwards that may not be realized. A decrease of $600,000 was made to the opening valuation allowance due to the inclusion of Allendale in the Company’s consolidated tax filings. The valuation allowance was increased by $1,678,000 as a result of activity in the second quarter of 2007.

As of June 30, 2007, the Company has $32,300,000 of unused federal and state net operating loss carryforwards that may be used to offset future taxable income through the year 2027. Utilization of certain of the net operating loss carryforwards may be subject to limitation in certain tax years.

NOTE 10 – MAJOR CUSTOMER

The Company’s largest customer accounted for $191,749 and $0 in net sales for the six months ended June 30, 2007 and 2006, respectively, and approximately 6% of accounts receivable as of June 30, 2007.

NOTE 11 – INVENTORY

Inventory as of June 30, 2007 and 2006 consists of the following:

	June 30,
	2007	2006
Raw materials	$302,961	$—
Work in process	732,049	—
Finished goods	149,634	321,908

	$1,184,644	$321,908

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2007 and 2006 consist of the following:

	June 30,
	2007	2006
Computer equipment	$94,468	$44,177
Machinery	2,607,856	—
Office equipment	29,528	4,028
Office furniture	84,748	13,762
Leasehold improvements	309,694	11,553

	3,126,294	73,520
Less: Accumulated depreciation and amortization	(424,406)	(23,929)

	$2,701,888	$49,591

Related depreciation expense for the six months ended June 30, 2007 and 2006 was $253,536 and $4,820, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Except for the commitments and contingencies described elsewhere herein, the following are the Company’s material commitments and contingencies as of June 30, 2007:

The Company leases office space under a lease that expires on November 30, 2011. The monthly rent obligation during 2007 under this lease is approximately $9,200.

In June 2006, the Company engaged a firm to provide the Company with investor and public relations services. The agreement is terminable by either party at any time. The Company agreed to pay this firm a monthly fee of $17,500 in cash, which was decreased to $12,500 in March 2007 in connection with a reduction in services provided to the Company by this firm. Additionally, upon execution of the agreement, the Company agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares vested on the six-month anniversary of the agreement and the remaining 100,000 shares vested on the 12-month anniversary of the agreement. This agreement was terminated as of July 31, 2007.

Under the terms of registration rights agreements that the Company has entered into with investors purchasing units in the Company’s unit offerings between October 2005 and May 2006, the Company is required to file, and obtain and maintain the effectiveness of, a resale registration statement by stated deadlines. This registration statement is to register the shares of common stock, and shares of common stock underlying warrants, each sold as part of the units. If, among other things, the Company does not meet these deadlines, upon the occurrence of a default, the Company is required to pay each investor a penalty of 1% of the purchase price of all registrable securities then owned by the investor, and a penalty of 1.5% of the purchase price of all registrable securities then owned by the investor for each month thereafter that the default continues. The Company may elect to pay these penalties in cash or in shares of common stock valued at 85% of the average of the ten-day trading price of the Company’s common stock ending on the date the registration statement is declared effective by the Commission. As of June 30, 2007, the registration statement covered by these agreements had been filed and declared effective by the Commission on April 4, 2007. For the six months ended June 30, 2007, the Company has incurred and accrued an expense of $219,954 as a result of these penalties. In May 2007, the Company issued to investors purchasing units in the Company’s unit offerings from October 2005 to May 2006 an aggregate of 1,004,349 shares of common stock representing payment of penalties accrued under certain of the Company’s outstanding registration rights agreements.

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

As a result of the Company’s acquisition of Allendale discussed in Note 6, the Company succeeded as a party in interest to a legal proceeding filed by Allendale on May 5, 2006 in the U.S. District Court for the Southern District of New York captioned Allendale Pharmaceuticals, Inc. v. Radiant Technologies, Inc. In this lawsuit, Allendale asserted, among other things, that Radiant Technologies, Inc. (“Radiant”) breached its obligations to Allendale under an exclusive distribution agreement entered into in March 2004. Radiant had sought counterclaims against Allendale seeking compensatory and consequential damages. In February 2007, Radiant, who was also a stockholder of Allendale prior to the merger, notified the Company of Radiant’s intent to exercise appraisal rights with respect to the merger.

On May 31, 2007, the Company and Radiant signed a settlement agreement to resolve fully and completely all past, present and future matters, controversies, claims and disputes between and among the parties. Under the terms of the settlement agreement, without any party admitting or conceding any responsibility, liability or wrongdoing on the part of any party, the parties agreed to a general and mutual release of each other for all past, present and future claims between the parties. Radiant transferred to the Company all accounts receivable outstanding as of April 25, 2007 with retailers associated with the sale of our Today® brand products, which receivables totaled approximately $779,000 as reflected on Radiant’s books. Radiant also agreed to promptly transfer to the Company any monies collected by Radiant on these transferred receivables subsequent to their transfer to the Company. The Company paid Radiant $100,000 in cash and three former principal stockholders of Allendale transferred 1,000,000 shares of common stock previously issued to them in connection with the Allendale merger, which shares had been held in escrow to satisfy their indemnification obligations to the Company. Allendale agreed to indemnify Radiant for any product liability, product defect, recall, retailer credit, return allowances or other similar claims brought by retail customers against Radiant in connection with the accounts receivable being transferred, other than claims arising out of Radiant’s negligence, reckless or willful misconduct or claims that Radiant has or should have knowledge of as of the date of the settlement agreement. Finally, the parties dismissed with prejudice all claims raised in the lawsuit. On the date of the settlement with Radiant, the Company’s common stock was valued at $0.83 per share, resulting in a valuation of $830,000 for the 1,000,000 shares distributed from escrow by the three former stockholders of Allendale to Radiant. When offset against the value of the receivables transferred from Radiant to the Company,

(approximately $389,000, net of reserves for bad debt) the value of the net liability forgiven by Radiant (approximately $110,000) and the $100,000 in cash disbursed to Radiant, the net impact of the settlement on the Company’s financial performance was a loss of approximately $430,000.

NOTE 14 – SUBSEQUENT EVENTS

The agreement pursuant to which the Company engaged a firm to provide the Company with investor and public relations services was terminated as of July 31, 2007.

On August 7, 2007, the Company issued 65,000 shares in the form of a grant of restricted stock under the Incentive Plan to each of two of its non-employee directors. On August 8, 2007, the Company issued 72,222 shares in the form of a grant of restricted stock under the Incentive Plan to two additional non-employee directors. The Company will record an aggregate expense of $130,000 in stock-based compensation under SFAS No. 123R as general and administrative expenses in connection with these restricted stock awards.

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

Following this merger, we began to concentrate our efforts on developing and growing our business and line of women’s healthcare products. Historically, however, our revenues from operations have not been sufficient to meet our capital and cash flow needs. To date, we have obtained the necessary funds to develop, operate and grow our business primarily through the sale of our equity and debt securities. During 2005 and 2006, we raised an aggregate of approximately $9.5 million in total proceeds from private offerings of units consisting of shares of common stock and warrants to purchase common stock. We also sold a total of $2.1 million in convertible promissory and bridge notes and related warrants in private transactions in August and September 2005, and in July, September and October 2006.

We have also sought to grow our business and develop new products through strategic acquisitions. On January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of Bio Pad Ltd., an Israeli research and development company, on a fully-diluted basis, excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad, for approximately $2.6 million in cash. This share purchase was effected in connection with our September 2005 distribution agreement with Bio Pad pursuant to which we and Bio Pad agreed to jointly develop certain fetal monitoring products. The cash purchase price was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to Bio Pad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement. We and Bio Pad continue to work together to develop this fetal monitoring technology. See “—Business Overview—New Business Development.”

On January 12, 2007, we acquired Allendale Pharmaceuticals, Inc., a company that had the rights to manufacture and distribute the Today® Sponge. Each former stockholder of Allendale, except for certain non-accredited investors, had the right to receive approximately 2.275 shares of our common stock for each share of Allendale common stock. Holders of outstanding warrants, options and similar rights to acquire stock of Allendale are entitled to acquire shares of our common stock upon the payment of the exercise price provided for in such warrants, options or similar rights, as adjusted for the merger. We issued in the aggregate approximately 15.6 million shares in the merger and options and warrants to purchase in the aggregate approximately 248,805 shares of our common stock.

As a condition to the merger, on January 12, 2007, we completed the private placement of our 6.5% senior convertible promissory notes due January 12, 2012 in the original aggregate principal amount of $15 million and warrants to purchase, in the aggregate, 16.5 million shares of our common stock. The senior notes are convertible, including any accrued and unpaid interest, if any, into shares of our common stock, commencing on January 12, 2007, at an initial rate of $1.00 per share. See “—Liquidity and Capital Resources—Contractual Obligations.” Pursuant to the terms of the warrants, a holder is entitled to purchase shares of our common stock at an exercise price of $1.00 per share, on or after January 12, 2007 and on or prior to the close of business on January 12, 2012.

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

We have focused a significant portion of our re-launch efforts on the packaging and branding of the Today® Sponge. Consumer research confirmed a need to contemporize the product’s packaging and branding to meet the demands and expectations of today’s women. After extensive testing, with multiple package designs and concepts, we have developed and finalized new branding and packaging designs which we believe will increase the product’s impact on and appeal to today’s women.

Having completed these efforts, in May 2007, we re-launched the Today® Sponge to healthcare professionals during the 55th Annual Meeting of the American College of Obstetrics and Gynecology. Healthcare professionals attending this meeting confirmed their interest in recommending the Today® Sponge to women seeking an alternative to hormonal methods of contraception. In June 2007, we released our Today® Sponge product for sale for the first time since our acquisition of Allendale. We then initiated a consumer directed advertising campaign on July 31, 2007 featuring the unveiling of the new product packaging for the Today® Sponge. This phase of our marketing effort included print advertising and Internet-based marketing, all supported by consumer and professional directed public relations campaigns.

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

New Business Development

The ongoing introduction of new products and the expansion of our product portfolio is a key strategic objective for us, and is considered critical to our long-term success. We believe that, in order to be successful, we must develop, license or acquire additional products for sale through our various points of distribution. As a result, a substantial amount of management time and effort was expended in 2006 and the first six months of 2007, and we anticipate will continue to be spent in the future, on new business development.

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

We also have entered into additional distribution agreements with respect to products we intend to develop and market in the future:

•

Bio Pad Ltd. We and Bio Pad Ltd., an early stage Israeli research and development company, have agreed to jointly develop a non-invasive fetal monitoring medical device. We will be the exclusive distributor of this product in the United States, Canada and Mexico. We also hold a right of first offer in all other global geographic territories.

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

Another exception to our general revenue recognition policy stated above exists when we have entered into an arrangement with a retailer, wholesaler or distributor that has the right to return to us any product that was not sold or otherwise failed to meet the customer’s expectations. Under these terms, the sale of product to the retail customer would be considered contingent upon the retail customer’s resale of the product to its customer. Therefore, the recognition of revenue upon actual shipment of product to such retail customer is not permitted in accordance with SAB 104, and is deferred until the retail customer’s actual resale of the product. We are generally notified of sales by these retailers through a third party’s publication of weekly sales data.

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

Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices, lubricants, vitamins, and contraceptive sponges which are stated at the lower of cost — determined by the first-in, first-out method — or market. An allowance has been provided for expired product and product which will expire by November 2007.

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

Results of Operations – Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales. The following table sets forth information regarding our total gross and net sales for the three months ended June 30, 2007 and 2006 categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
OTC Sales:
Gross OTC sales	$489,399	$87,854
Less:
Damages and other returns	54,427	20,655
Co-operative advertising	173,108	14,404
Coupons, rebates and promotions	5,478	186

Net OTC sales	$256,386	$52,609

POC Sales:
Gross POC sales	$1,800	$17,360
Less:
Damages and other returns	—	159

Net POC sales	$1,800	$17,201

Total Sales:
Gross sales	$491,199	$105,214
Net sales	$258,186	$69,810

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased by $188,811, or 271%, to $258,621 for the three months ended June 30, 2007, from $69,810 for the three months ended June 30, 2006. This increase was largely attributable to the effect of the acquisition of Allendale in accounting for the sales associated with the Today® Sponge. Also, as shown above, for the three months ended June 30, 2007, we incurred an additional $33,772 in damages and other returns as compared to the three months ended June 30, 2006, which resulted from MenoCheck® returns due to one retailer’s decision not to carry this product category for 2007. Finally, our co-operative advertising expenses as a percentage of gross sales increased from 13.7% for the three months ended June 30, 2006, to 35.2% for the three months ended June 30, 2007, meaning that in 2007 we spent a larger proportion of each gross sales dollar on these advertising expenses as compared to 2006.

Our net sales from the three months ended June 30, 2007 to the same period in 2006 distinguished by customer type were as follows:

OTC. Net OTC sales increased by $204,212, or 388%, to $256,821 for the three months ended June 30, 2007, from $52,609 for the three months ended June 30, 2006. The increase resulted primarily from increasing gross sales related to product sales of the Today® Sponge. Gross OTC sales increased by $401,980 from the three month period in 2006 largely due to the effect of the acquisition of Allendale and accounting for the sales of the Today® Sponge.

POC. Net POC sales decreased by $15,401, or 89.5%, to $1,800 for the three months ended June 30, 2007, from $17,201 for the three months ended June 30, 2006.

Cost of Net Sales. Cost of net sales increased by $621,368, or 1,609%, to $659,985 for the three months ended June 30, 2007, from $38,617 for the three months ended June 30, 2006. Cost of net sales as a percentage of net sales increased to 256% for the three months ended June 30, 2007, from 55.0% for the three months ended June 30, 2006. The increase in cost of net sales both from period to period and as a percentage of net sales was the result of costs associated with a higher co-operative advertising expense associated with gross sales of approximately $162,000, one-time production set up and testing costs of approximately $124,000, increased reserves for allowance and returns resulting from damaged, obsolete or expired product of approximately $190,000, and the increased amount of freight, warehouse handling and repackaging fees of approximately $93,000, in relation to one-time repackagings of Today® Sponge six-count and twelve-count product inventory into three-count product inventory, all of which were treated as period costs, due to their unique nature, and not capitalized.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $180,075, or 16.6%, to $904,069 for the three months ended June 30, 2007, from $1,084,144 for the three months ended June 30, 2006. The decrease in selling and marketing expenses from period to period reflected a nominal decrease in (i) advertising initiatives directed at our MenoCheck® and Fem-V™ products and (ii) in our public relations activities.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses increased by $58,226, or 11.8%, to $552,854 for the three months ended June 30, 2007, from $494,628 for the three months ended June 30, 2006. This increase in personnel expenses resulted primarily from our increase in our headcount to eleven full-time employees and one part-time employee at June 30, 2007, as compared to eight full-time employees at June 30, 2006. Our headcount increased as a result of the hiring of our Executive Vice President, Sales and Marketing, as well as other key personnel in the marketing department. Our increase in personnel expenses from period to period was offset by a decrease in stock-based compensation expense by $104,808, or 53.3%, to $91,804 from $196,612 for the three months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses increased $902,830, or 146%, to $1,520,782 for the three months ended June 30, 2007, from $617,952 for the three months ended June 30, 2006. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with the acquisition and integration of Allendale and our preparation of SEC filings and three registration statements during the three months ended June 30, 2007; (ii) an increase in amortization and depreciation expenses recorded as general and administrative expense; (iii) greater operating and administrative costs associated with our increased headcount; (iv) the payment of penalties incurred under certain of our registration rights agreements; (v) restricted stock awards granted to directors; and (vi) an increase in product liability insurance costs.

Operating Loss. Our operating loss increased by $1,213,973, or 56.1%, to $3,379,504 for the three months ended June 30, 2007, from $2,165,531 for the three months ended June 30, 2006. This increase in our operating loss was primarily due to an increase in the general and administrative expenses discussed above, offset by a decrease in sales and marketing expenditures during the second quarter of 2007.

Interest Income. Interest income increased by $24,364 to $25,436 for the three months ended June 30, 2007, from $1,072 for the three months ended June 30, 2006. The increase in interest income from period to period was due primarily to the increase in interest income we received by maintaining an increased bank balance as a result of our receipt of the net proceeds from our January 2007 $15.0 million senior note offering.

Interest Expense. Interest expense increased $392,921 to $393,371 for the three months ended June 30, 2007, from $450 for the three months ended June 30, 2006. This increase in interest expense resulted primarily from the accrual of interest on our senior notes as well as the assumption and payment of outstanding indebtedness assumed in connection with the acquisition of Allendale.

Other Expenses. Other expenses increased to $607,818, due primarily to the loss on the Radiant settlement of approximately $430,000 and the amortization of deferred financing costs of $170,000. There were no expenses classified under this line item in the year prior period.

Unrealized Gain on Market Value of Warrants. We earned revenue, recorded as an unrealized gain on the “mark to market” adjustment of the value of the Company’s warrants, of $1,496,550 in connection with the sale in our January 12, 2007 senior note offering of warrants to purchase up to 16.5 million shares of our common stock. If we enter into a fundamental transaction or a change in control, the holders of these warrants have the right to elect to receive cash equal to the value of the warrants, as determined in accordance with the Black-Scholes option pricing formula. In addition, a warrant to purchase up to 357,750 shares of our common stock issued to the placement agent at the closing of this offering gives the placement agent the right to elect to receive cash equal to the value of the warrant, as determined in accordance with the Black-Scholes option pricing formula, upon a change of control involving the Company. Accordingly, all of these warrants have been classified as liabilities, which will be adjusted to fair value, or “marked to market,” for each reporting period. The adjustments of these warrants to their fair value as of June 30, 2007 resulted in an unrealized gain of $52,946 for the three months ended June 30, 2007.

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

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in Bio Pad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by Bio Pad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $164,508 for the three months ended June 30, 2007, which represented 25% of Bio Pad’s loss for the three months ended June 30, 2007 of $117,795, along with amortization of its intangible assets. This expense increased by $30,653, or 22.9%, to $164,508 for the three months ended June 30, 2007 from $133,855 for the three months ended June 30, 2006 due to an increase in the loss recognized by Bio Pad from period to period.

Net Loss. Our net loss increased by $671,505, or 29.2%, to $2,970,269 for the three months ended June 30, 2007, from $2,298,764 for the three months ended June 30, 2006. This increase occurred primarily as a result of an increase in the cost of net sales, increase in general and administrative expenses, an increase in the accrued interest in relation to the senior notes, an increase in our operating loss from period to period, loss associated with the Radiant settlement, an increase in expense associated with our investment in Bio Pad, representing our pro rata portion of Bio Pad’s losses for the three months ended June 30, 2007, offset by the unrealized gain on market value of warrants.

Results of Operations – Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales. The following table sets forth information regarding our total gross and net sales for the six months ended June 30, 2007 and 2006 categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
OTC Sales:
Gross OTC sales	$978,282	$181,058
Less:
Damages and other returns	102,340	48,734
Co-operative advertising	309,338	48,755
Coupons, rebates and promotions	18,004	952

Net OTC sales	$548,600	$82,617

POC Sales:
Gross POC sales	$24,600	$32,755
Less:
Damages and other returns	300	609

Net POC sales	$24,300	$32,146

Total Sales:
Gross sales	$1,002,882	$213,813
Net sales	$572,900	$114,763

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased by $458,137, or 399%, to $572,900 for the six months ended June 30, 2007, from $114,763 for the six months ended June 30, 2006. This increase was largely attributable to the effect of the acquisition of Allendale in accounting for the sales associated with the Today® Sponge. Also, as shown above, for the six months ended June 30, 2007, we incurred an additional $53,606 in damages and other returns as compared to the six months ended June 30, 2006, which resulted from MenoCheck® returns due to one retailer’s decision not to carry this product category for 2007. Finally, our co-operative advertising expenses as a percentage of gross sales increased to 30.8% for the six months ended June 30, 2007, from 22.8% for the six months ended June 30, 2006, meaning that in 2007 we spent a larger proportion of each gross sales dollar on these advertising expenses as compared to 2006.

Our net sales from the six months ended June 30, 2007 to the same period in 2006 distinguished by customer type were as follows:

OTC. Net OTC sales increased by $465,983, or 564%, to $548,600 for the six months ended June 30, 2007, from $82,617 for the six months ended June 30, 2006. The increase resulted primarily from increasing gross sales related to product sales of the Today® Sponge. Gross OTC sales increased by $797,224 from the six month period in 2006 largely due to the effect of the acquisition of Allendale and accounting for the sales of the Today® Sponge.

POC. Net POC sales decreased by $7,846, or 24.4%, to $24,300 for the six months ended June 30, 2007, from $32,146 for the six months ended June 30, 2006.

Cost of Net Sales. Cost of net sales increased by $798,034, or 1,260%, to $861,390 for the six months ended June 30, 2007, from $63,356 for the six months ended June 30, 2006. Cost of net sales as a percentage of net sales increased to 150.4% for the six months ended June 30, 2007, from 55.2% for the six months ended June 30, 2006. The increase in cost of net sales both from period to period and as a percentage of net sales was the result of costs associated with a higher co-operative advertising expense associated with gross sales of approximately $279,000, one-time production set up and testing costs of approximately $124,000, increased reserves for allowance and returns resulting from damaged, obsolete or expired product of approximately $87,000, and the increased amount of freight, warehouse handling and repackaging fees of approximately $158,000, in relation to one-time repackagings of Today® Sponge six-count and twelve-count product inventory into three-count product inventory, all of which were treated as period costs, due to their unique nature, and not capitalized.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $814,754, or 38.0%, to $1,329,819 for the six months ended June 30, 2007, from $2,144,573 for the six months ended June 30, 2006. The decrease in selling and marketing expenses from period to period reflected a decrease in radio advertising initiatives directed at the MenoCheck® product and advertising for our Fem-V™ product, as well as lower public and investor relations expenditures.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses increased by $74,786, or 7.72%, to $1,043,373 for the six months ended June 30, 2007, from $968,587 for the six months ended June 30, 2006. This increase in personnel expenses resulted primarily from our increase in our headcount to eleven full-time employees and one part-time employee at June 30, 2007, as compared to eight full-time employees at June 30, 2006. Our headcount increased as a result of the hiring of our Executive Vice President, Sales and Marketing, as well as other key personnel in the marketing department. Our increase in personnel expenses from period to period was offset by a decrease in stock-based compensation expense by $169,942, or 47.2%, to $190,079 from $360,021 for the six months ended June 30, 2006.

General and Administrative Expenses. General and administrative expenses increased $1,702,002, or 176%, to $2,670,523 for the six months ended June 30, 2007, from $968,521 for the six months ended June 30, 2006. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with the acquisition and integration of Allendale and our preparation during the six months ended June 30, 2007 of three resale registration statements; (ii) an increase in amortization and depreciation expenses recorded as general and administrative expense; (iii) greater operating and administrative costs associated with our increased headcount; (iv) the payment of penalties incurred under certain of our registration rights agreements; (v) restricted stock awards granted to directors; and (v) an increase in product liability insurance costs.

Operating Loss. Our operating loss increased by $1,301,931, or 32.3%, to $5,332,205 for the six months ended June 30, 2007, from $4,030,274 for the six months ended June 30, 2006. This increase in our operating loss was primarily due to an increase in the general and administrative expenses discussed above, offset by a decrease in sales and marketing expenditures during the second quarter of 2007.

Interest Income. Interest income increased by $83,610 to $86,731 for the six months ended June 30, 2007, from $3,121 for the six months ended June 30, 2006. The increase in interest income from period to period was due primarily to the increase in interest income we received by maintaining an increased bank balance as a result of our receipt of the net proceeds from our January 2007 $15.0 million senior note offering.

Interest Expense. Interest expense increased $668,757 to $756,344 for the six months ended June 30, 2007, from $87,587 for the six months ended June 30, 2006. This increase in interest expense resulted primarily from the accrual of interest on our senior notes as well as the assumption and payment of outstanding indebtedness assumed in connection with the acquisition of Allendale.

Other Expenses. Other expenses increased by $611,398, due primarily to the loss on the Radiant settlement of approximately $430,000 and the amortization of deferred financing costs of $170,000 and miscellaneous other expenses of approximately $11,000.

Unrealized Loss on Market Value of Warrants. We incurred an expense $547,557, which consisted of an unrealized loss on market value of warrants, of $600,503 in connection with the sale in our January 12, 2007 senior note offering of warrants to purchase up to 16.5 million shares of our common stock. If we enter into a fundamental transaction or a change in control, the holders of these warrants have the right to elect to receive cash equal to the value of the warrants, as determined in accordance with the Black-Scholes option pricing formula. In addition, a warrant to purchase up to 357,750 shares of our common stock issued to the placement agent at the closing of this offering gives the placement agent the right to elect to receive cash equal to the value of the warrant, as determined in accordance with the Black-Scholes option pricing formula, upon a change of control involving the Company. Accordingly, all of these warrants have been classified as liabilities, which will be adjusted to fair value, or “marked to market,” for each reporting period. The adjustments of these warrants to their fair value as of June 30, 2007, resulted in an unrealized gain of $52,946 for the six months ended June 30, 2007.

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in Bio Pad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by Bio Pad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $295,661 for the six months ended June 30, 2007, which represented 25% of Bio Pad’s loss for the six months ended June 30, 2007 of $202,235, along with amortization of its intangible assets. This expense increased by $49,542, or 20.1%, to $295,661 for the six months ended June 30, 2007 from $246,119 for the six months ended June 30, 2006 due to an increase in the loss recognized by Bio Pad from period to period.

Benefit for Income Taxes. A decrease of $600,000 was made to the opening valuation allowance due to the inclusion of Allendale in our consolidated tax filings. As a result, we received an income tax benefit of $600,000 for the six months ended June 30, 2007.

Net Loss. Our net loss increased by $2,495,575, or 57.3%, to $6,856,434 for the six months ended June 30, 2007, from $4,360,859 for the six months ended June 30, 2006. This increase occurred primarily as a result of an increase in the cost of net sales, increase in general and administrative expenses, an increase in the accrued interest in relation to the senior notes, an increase in our operating loss from period to period, loss associated with the Radiant settlement, an increase in our operating loss from period to period, and the recognition of an increase in expense associated with our investment in Bio Pad, representing our pro rata portion of Bio Pad’s losses for the six months ended June 30, 2007, offset by an income tax benefit received in connection with the acquisition of Allendale.

Liquidity and Capital Resources

Cash on Hand. As of June 30, 2007, we had $977,379 in cash on hand compared to $72,605 cash on hand as of December 31, 2006. Of the $977,379 cash on hand as of June 30, 2007, however, $73,811 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with the lease of our principal executive offices. The increase in cash on hand resulted primarily from cash provided by the net proceeds of our January 2007 $15.0 million senior note offering, offset by repayment of indebtedness and cash used in our operating and investing activities.

Cash Used in Operating Activities. Our operating activities used $9,774,027 in cash for the six months ended June 30, 2007, as compared to $2,199,784 in cash used in our operating activities for the six months ended June 30, 2006. This differential was primarily attributable to the payment of approximately $5.2 million in liabilities and accrued expenses associated with the Allendale acquisition and an increase in our net loss from period to period, offset by:

•	a non-cash expense of $547,557 recognized on the “mark to market” adjustment to the liability of warrants issued in connection with our January 2007 senior note offering;

•

an increase in depreciation and amortization expense of, in the aggregate, $1,313,034 from period to period, relating primarily to the required amortization and depreciation of intangible and other assets we acquired in connection with the Allendale merger, and the amortization of deferred financing costs associated with our 2007 senior note offering;

•	an aggregate non-cash expense of $476,619 recognized for stock-based compensation and the issuance of common stock for services rendered; and

•	the recognition of $295,661 representing our equity in the loss of Bio Pad on our financial statements during the six months ended June 30, 2007.

Cash Used in Investing Activities. For the six months ended June 30, 2007, we used cash of $452,000 in our investing activities, which included $367,642 paid for professional and consulting fees related to the Allendale acquisition, and $128,676 in purchases of new property and equipment.

Cash Provided by Financing Activities. Financing activities provided cash of $11,129,595 for the six months ended June 30, 2007, compared to $4,013,126 in cash provided for the six months ended June 30, 2006. The increase in cash from our financing activities occurred primarily because we issued, during the six months ended June 30, 2007, $15.0 million in senior notes and related common stock purchase warrants and received approximately $13.3 million in net proceeds. During the six months ended June 30, 2007, we used a portion of the net proceeds from our senior note offering to repay in full $287,934 of principal and interest outstanding under our line of credit and $1,565,688 of principal and interest outstanding under our convertible bridge notes.

Capital Resources. As of June 30, 2007, our working capital deficit was $3,996,462, which was a decrease in this deficit of $886,479 from a working capital deficit of $4,882,941 as of December 31, 2006. This decrease in working capital deficit is primarily a result of the cash received from the senior note offering we completed in the first quarter of 2007. See “Contractual Obligations” below.

Plan of Operations. Since we have not yet generated sufficient revenues from operations to meet our operating expenses, we have historically financed our operations primarily through issuances of equity and the proceeds of our debt instruments, including to pay consulting, placement agent and similar fees. As a result of our senior note offering completed in January 2007 and described above, we believe we presently have sufficient available capital to fund our anticipated operations through August 2007, although we cannot assure you that the net proceeds from this offering will be sufficient to operate and grow our business as we intend during such time period without needing to obtain additional sources of capital.

In our Annual Report on Form 10-KSB filed with the SEC in February 2007, we originally estimated that our existing cash and capital resources would be sufficient to meet our operating and capital needs until the first quarter of 2008. During the latter part of the first quarter of 2007, we concluded a detailed review and analysis of our business plan and our estimated capital needs following the integration of Allendale. Based on an update to this review and analysis, we now estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until August 2007.

In the past, we have sought to meet our cash needs by obtaining equity or debt financing. We expect that we will need to obtain additional equity or debt financing to meet our liquidity requirements beyond the end of August 2007. We believe that we will be able to raise additional capital as needed to support our continued operations, and since January 1, 2006, we have raised approximately $20.7 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. However, there can be no assurance that the proceeds from capital transactions will continue to be available, that even if available we will be able to close such transactions, that our net sales will increase sufficiently to meet our ongoing cash needs or that a sufficient amount of our securities can or will be sold. The terms of our senior notes and other financing instruments and agreements also significantly limit our ability to sell equity or incur debt without the consent of the holders of the senior notes and certain of our other securities, and we cannot assure you that we will be able to repay or refinance the senior notes or obtain the consent of the holders of the senior notes or our other securities, if necessary, to obtain additional capital should we need or want to do so.

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

The successful growth and operation of our business is also dependent upon our ability to do any or all of the following:

•	identify new product offerings to complement and expand our current and projected future business;

•	manage or control working capital requirements by reducing advertising, selling, marketing, and general and administrative expenses;

•	optimize the marketing and development of our existing product offerings through less capital intensive channels;

•	rationalization of existing product lines concerning capital allocation based on contribution and return on capital;

•	develop new and enhance existing relationships with product retailers and other points of distribution for our products; and

•

seek potential acquisitions of mature product lines that could be expected to generate positive cash flow for us upon acquisition, assuming appropriate financing structures are available on acceptable terms in order to effect such acquisitions.

Contractual Obligations. On January 12, 2007, as a condition to the Allendale merger, we completed the offering of our 6.5% senior convertible promissory notes due January 12, 2012 in the original principal amount of $15.0 million and related warrants to purchase, in the aggregate, up to 16.5 million shares of our common stock. The senior notes bear interest at a rate of 6.5% per year, although the terms of the senior notes permit us to elect to pay this interest “in kind” by increasing the principal amount of the notes by the amount of interest, which increased principal amount would continue to accrue interest each quarter on a compounded basis. As of June 30, 2007, we have made an election to pay all outstanding interest “in kind” over the life of the notes. As of June 30, 2007, a total of $15 million in principal and $446,625 in accrued but unpaid interest were outstanding under these senior notes.

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

12-month period ended	Target EBITDA
December 31, 2007	($2.8 million	)
March 31, 2008	($2.0 million	)
June 30, 2008	zero
September 30, 2008	$1 million
December 31, 2008	$2 million
March 31, 2009	$3 million
June 30, 2009	$4 million
September 30, 2009	$5 million
December 31, 2009 and thereafter	$6.5 million

An event of default under a senior note is deemed to occur if, among other things, there is:

•	any default in the payment of the principal, interest or liquidated damages under the senior note when such amounts become due and payable;

•	any default in making any other cash payment required under the senior notes or any agreement or document relating to the senior note offering;

•	the failure to observe or perform any other covenant, condition or agreement contained in the senior note offering documents;

•	the occurrence of a change in control involving the Company;

•	the occurrence of an event of default under any other senior note;

•	a lien, other than permitted liens, against any of our properties;

•	any prepayment of any other senior note or other of our indebtedness, except:

•	where the same prepayment terms are offered to all other holders of the senior notes; and

•	in compliance with the other prepayment requirements of the senior note;

•	the bankruptcy of us or our subsidiaries;

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

As of June 30, 2007, we were in compliance with all covenants and other obligations under the terms of our senior notes, and, as of such date, no event of default existed.

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

•	for at least 125% of such stated principal amount, plus accrued but unpaid interest, in the event of a change in control.

We lease office space under a lease that expires on November 30, 2011. Future minimum annual rent obligations as of June 30, 2007 were as follows:

Year	Minimum Annual Lease Payment
2007	$93,485
2008	95,829
2009	97,993
2010	100,157
2011	93,629

Total	$434,531

In June 2006, we engaged a firm to provide us with investor and public relations services. The agreement is terminable by either party at any time. We agreed to pay this firm a monthly fee of $17,500 in cash, which was decreased in March 2007 to $12,500 per month as a result of a reduction in services provided to us by this firm. Additionally, upon execution of the agreement, we agreed to issue 200,000 shares of common stock to the firm, of which 100,000 shares vested on the six-month anniversary of the agreement and the remaining 100,000 shares vested on the 12-month anniversary of the agreement. We issued these shares on June 27, 2007. For the six months ended June 30, 2007, we accrued an expense of $140,000 in connection with these shares. This agreement was terminated as of July 31, 2007.

Under the terms of registration rights agreements that we entered into with investors purchasing units in our unit offerings between October 2005 and May 2006, we were required to file and obtain the effectiveness of a resale registration statement by stated deadlines. This registration statement serves to register the shares of common stock, and shares of common stock underlying warrants, each sold as part of the units. If, among other things, we do not meet these deadlines, upon the occurrence of a default, we are required to pay each investor a penalty of 1% of the purchase price of registrable securities then owned by the investor, and a penalty of 1.5% of the purchase price of registrable securities then owned by the investor for each month thereafter that the default continues. We may elect to pay these penalties in cash or in shares of our common stock valued at 85% of the average of the ten-day trading price of our common stock ending on the date the registration statement is declared effective by the SEC. The registration statement covered by these agreements was filed with the SEC and declared effective on April 4, 2007. For the six months ended June 30, 2007, we incurred and accrued an expense of $855,730 as a result of these penalties. In May 2007, we issued to these investors an aggregate of 1,004,349 shares of common stock representing payment of these penalties in full.

As of June 30, 2007, other than as set forth in this Quarterly Report, we had no other material commitments or obligations.

Off-Balance Sheet Items. We had no off-balance sheet items as of June 30, 2007.

Risk Factors

An investment in our securities is very speculative and involves a high degree of risk, including, but not limited to, the risks described below and in the other risk factors included in Exhibit 99.1 to this Quarterly Report, all of which are incorporated by reference in this section. Investors should carefully consider all such risk factors, together with the other information contained in this Quarterly Report, before deciding whether to invest or purchase any of our securities. Our business, results of operations and financial condition could be materially and adversely harmed by the occurrence of one or more of the circumstances described below. In that case, the market price or value of our securities could decline and you could lose all or a part of your investment.

Failure to comply with covenants in our existing or future financing agreements, or in other agreements related to the sale of the senior notes, could result in a default under the senior notes, which could jeopardize our ability to satisfy our obligations under the senior notes and harm our business.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial tests required by the senior notes. Failure to comply with any of the covenants in our existing or future financing agreements, or in other agreements related to the senior notes, could result in a default under the senior notes. For example, we do not currently believe that we will be able to comply with the covenant in the senior notes that requires us to attain a specified amount of EBITDA for specified periods beginning on or after December 31, 2007. If we are unable to comply with this covenant or are unable to obtain a consent or waiver to any such covenant violation, an event of default under the senior notes will occur. A default would permit the lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations under the senior notes. In addition, the limitations imposed by the senior notes on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Our debt contains prepayment or acceleration rights at the election of the holders upon a covenant default or change of control. It is possible that we would be unable to fulfill all of these obligations when and as due.

We may be unable to purchase the senior notes upon certain events of default or at the option of holders of the senior notes upon certain events.

Holders of the senior notes may require us to purchase all or any portion of the outstanding principal amount of such holders’ senior notes at a premium to the stated principal amount following certain events of default set forth in the senior notes, including, but not limited to, the failure to make payments with respect to the senior notes when they become due and payable, the failure to perform obligations under other material debt agreements, the occurrence of a change of control, the failure to perform obligations under the agreements and documents governing the senior notes, any bankruptcy of us or our subsidiaries and our failure to reach and satisfy certain financial targets set forth in the senior notes. The holders also have the option to require us to repurchase the senior notes at a premium to the stated principal amount under certain circumstances. The first such right generally occurs after we release financial information for our 2007 fiscal year. We may be unable to repurchase senior notes when and if required. If we are unable to repurchase the senior notes, this would constitute an event of default under the agreement and instruments governing the senior notes.

Variability in the quality, of raw and other materials used to manufacture and package the Today® Sponge, as well as increases in fuel and energy costs, could adversely affect our business.

Polyurethane foam and nonoxynol-9 are the primary raw materials that are used to manufacture our Today® Sponge contraceptive product. We also use other materials to produce and package this product for sale to the public. If we experience variability in the quality of raw and other materials used to manufacture and package the Today® Sponge, it will slow our ability to manufacture this product and produce sufficient quantities of the Today® Sponge for distribution and sale. If our manufacturer cannot obtain raw, packaging and other materials from FDA-qualified sources for the production of the Today® Sponge, we may not be able to distribute and sell the product in sufficient quantities or at all. This would have a material adverse effect on our business and financial results.

Interruptions of supplies from our key raw materials suppliers may affect our results of operations and financial performance.

Interruptions of supplies of raw materials from our key suppliers, including as a result of quality concerns, catastrophes, natural disasters or terrorist activities, could disrupt our production or impact our ability to increase production and sales. We purchase from third parties all of our raw material supplies. Any unanticipated problems with our raw material suppliers could have a material adverse effect on our business. Additionally, we use a limited number of FDA-qualified sources for these raw materials. We do not have long-term or volume purchase agreements with these suppliers, and thus we may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources of raw materials may increase our costs.

Delays and interruptions in the manufacturing process for our Today® Sponge contraceptive product may hinder productivity, may negatively affect our net sales and may result in increased costs.

As of January 2007, a significant part of our business strategy is to generate net sales through the manufacture and sale of our Today® Sponge contraceptive product. As part of the integration of our acquisition of Allendale, we began to allocate our financial and managerial resources to restarting the manufacturing process of this product. In June 2007, this restart was completed and we began to release our Today® Sponge product for sale.

Our ability to generate net sales from the distribution and sale of this product is dependent upon the continued capability and efficiency of this manufacturing process. Delays and interruptions in this process may slow or halt the manufacture of this product, which would hinder or curtail entirely our ability to distribute this product to our retailers and other customers. Moreover, delays or other manufacturing problems may cause us to incur additional expenses. In the event we are unable to implement measures improving the manufacturing techniques and processes associated with the Today® Sponge, these processes may not operate at desired efficiency or productivity levels and we may incur increased costs to manufacture this product.

Manufacturing productivity increases are related in part to factory utilization rates. Because the Today® Sponge is manufactured for us by a third party, we have little control over these utilization rates. Failure to operate manufacturing processes appropriately to meet demand for our Today® Sponge product may harm our business and results of operations.

Our products have limited shelf lives, and returns due to product expiration could have a negative effect on our net sales and results of operations.

Our products have limited shelf lives and are manufactured and distributed with expiration dates. Retailers to whom we sell our products have the right to return expired or soon to be expired product to us. We account for returns in our results of operations by establishing an allowance for expired product and product that will expire within 120 days from the end of the year. This allowance is recorded as a deduction against our gross sales in the period in which the allowance was created, which has the effect of decreasing net sales as reported on our financial statements. We periodically assess our allowances for product returns, and if our analysis shows a higher amount of product returns, we would increase our allowance, thereby decreasing net sales. Our results of operations could also be negatively affected to the extent that actual returns exceed our established allowance during a fiscal period. Moreover, an excessive amount of expired product at a retailer would cause such retailer’s inventory levels of that product to decrease. Any failure to maintain appropriate inventory levels with respect to a retailer could result in a loss of sales and damage to our reputation with retailers and their customers, which in turn could harm our business, results of operations and financial condition.

In the future, we may elect to discontinue products or product lines which could result in returns, asset write-offs and shutdown costs. We may also be required to engage in product recalls which would reduce our cash flow and earnings.

Discontinuing products or product lines may cause us to suffer adverse consequences in the future to the extent the products do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shutdown costs as a result of discontinuing a product or product line would reduce cash flow and net sales. Product efficacy or safety concerns could result in product recalls or declining sales, which also would reduce our cash flow and net sales.

Providing price concessions or trade terms that are acceptable to our retailer customers, or the failure to do so, could adversely affect our sales and profitability.

Consumer products are subject to significant price competition and an increasingly competitive environment among retailers, and these products in recent years have been characterized by price deflation. Many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. From time to time, we may need to reduce the prices for some of our products, either through temporary price reduction, or TPR, programs, or permanently, in order to respond to competitive and customer pressures and to attract or maintain market share. We also may be required to recognize increased amounts of merchandising fees, co-operative advertising costs, slotting expenses and other similar merchandising-related expenses, all of which are treated under generally accepted accounting principles either as a deduction from gross sales or as a marketing expense, depending on the circumstances. These expenses, and any actions we may take to respond to these pressures, could harm our net sales, profit margins and overall profitability. In addition, if our product sales volumes fail to grow sufficiently to offset any reduction in margins or increases in expenses, our results of operations would suffer. Further, if we are unable to distribute our products on terms that are acceptable to our retailer customers, these retailers could reduce purchases of our products and increase purchases of products from our competitors, which would harm our profitability and results of operations.

Reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect sales in periods during which the reduction results in reduced orders for our products.

From time to time, our retailer customers have reduced inventory levels to manage their working capital requirements. Inventory may also be reduced due to product returns. Any reduction in the inventory levels of our products by one or more of our retailer customers could harm our operating results for the financial periods affected by the reductions. In particular, continued consolidation within the retail industry could potentially reduce inventory levels of our products maintained by our retail customers, which could adversely affect our results of operations for the financial periods affected by the reductions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15a-15(e), as of June 30, 2007. Based upon the June 30, 2007 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC’s rules and forms. Our officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e).

There has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As reported in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, we succeeded as a party in interest to a legal proceeding filed by Allendale on May 5, 2006 in the U.S. District Court for the Southern District of New York in a matter captioned Allendale Pharmaceuticals, Inc. v. Radiant Technologies, Inc. as a result of our acquisition of Allendale. In this lawsuit, Allendale asserted, among other things, that Radiant breached its obligations to Allendale under an exclusive distribution agreement entered into in March 2004. Radiant had sought counterclaims against Allendale seeking compensatory and consequential damages. In February 2007, Radiant, who was also a stockholder of Allendale prior to the merger, also notified us of its intent to exercise appraisal rights with respect to the merger.

On May 31, 2007, we and Radiant signed a settlement agreement to resolve fully and completely all past, present and future matters, controversies, claims and disputes between and among the parties. Under the terms of the settlement agreement, without any party admitting or conceding any responsibility, liability or wrongdoing on the part of any party:

•	The parties agreed to a general and mutual release of each other for all past, present and future claims between the parties.

•

Radiant transferred to us all accounts receivable outstanding as of April 25, 2007 with retailers associated with the sale of our Today® brand products, which receivables totaled approximately $779,000 as reflected on Radiant’s books. Radiant also agreed to promptly transfer to us any monies collected by Radiant on the transferred receivables.

•

We paid Radiant $100,000 in cash and the three former principal stockholders of Allendale transferred 1,000,000 shares of common stock previously issued to them in connection with the Allendale merger, which shares had been held in escrow to satisfy their indemnification obligations to us.

•

Allendale agreed to indemnify Radiant for any product liability, product defect, recall, retailer credit, return allowances or other similar claims brought by retail customers against Radiant in connection with the accounts receivable being transferred, other than claims arising out of Radiant’s negligence, reckless or willful misconduct or claims that Radiant has or should have knowledge of as of the date of the settlement agreement.

•	The parties dismissed with prejudice all claims raised in the lawsuit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Listed below are sales of unregistered securities effected by the Company during the first quarter of 2007, except for issuances previously reported on Form 8-K.

•

On April 2, 2007, we issued options to purchase in the aggregate 16,000 shares of our common stock to two of our employees. These options have an exercise price of $0.91 per share and vest in full on the first anniversary of the date of grant.

•

On April 3, 2007, we issued 138,296 shares of our common stock in the form of a grant of restricted stock under the Synova Healthcare Group, Inc. 2005 Equity Incentive Plan to four of our then non-employee directors. However, on June 25, 2007, one director resigned prior to the vesting of her 34,574 shares, which shares are to be cancelled and the award forfeited.

•

On May 27, 2007, we issued an aggregate of 1,004,349 shares of our common stock to investors in our October 2005 and January 2006 unit offerings pursuant to the penalty provisions of the registration rights agreements we entered into with such investors. No consideration was received from the investors for such shares.

•

On June 27, 2007, we issued 200,000 shares of our common stock to an investor relations firm in exchange for services rendered by this firm pursuant to our obligation to issue such shares under a June 12, 2006 agreement.

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

Item 6.	Exhibits.

Exhibit No.	Description
10.1	First Amendment to Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd., effective as of April 25, 2007.

10.2	Confidential Settlement Agreement and Mutual General Release, dated May 31, 2007, by and between Allendale Pharmaceuticals, Inc., Todays Womencare Company, Synova Healthcare Group, Inc., Radiant Technologies, Inc. and Pathfinder Management, Inc.

10.3	Form of Restricted Stock Award Agreement, dated as of April 3, 2007, by and between Synova Healthcare Group, Inc. and the participant signatory thereto.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

Exhibit No.	Description
32.2	Section 1350 Certification of the Chief Financial Officer.

99.1	Additional Risk Factors

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVA HEALTHCARE GROUP, INC.

	By:	/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer

Date: August 14, 2007		/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007		/s/ Robert L. Edwards
Robert L. Edwards
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Distribution Agreement, dated December 22, 2005, between Synova Healthcare, Inc. and Common Sense Ltd., effective as of April 25, 2007.

10.2	Confidential Settlement Agreement and Mutual General Release, dated May 31, 2007, by and between Allendale Pharmaceuticals, Inc., Todays Womencare Company, Synova Healthcare Group, Inc., Radiant Technologies, Inc. and Pathfinder Management, Inc.

10.3	Form of Restricted Stock Award Agreement, dated as of April 3, 2007, by and between Synova Healthcare Group, Inc. and the participant signatory thereto.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

99.1	Additional Risk Factors

E-1