Form 10KSB/A
period 2006-12-31
Synova Healthcare Group Inc
filed 2007-11-07
CIK 1316826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A-1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission file number 0-51492

Synova Healthcare Group, Inc.

(Name of small business issuer in its charter)

Nevada	91-1951171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 North Providence Road, Suite 6010, Media, PA	19063
(Address of principal executive offices)	(Zip Code)

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

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) is being filed to amend the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Original Form 10-KSB”), as filed by Synova Healthcare Group, Inc. with the Securities and Exchange Commission on February 26, 2007. Amendment No. 1 is being filed solely to correct a footnote in the beneficial ownership table in Item 11, and no other changes are being made by this Amendment No. 1.

PART III

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

Name and Address	Number of Shares of Our Common Stock Beneficially Owned		Percentage of Our Common Stock Beneficially Owned

Stephen E. King	2,057,125	(1)	6.2%

David J. Harrison	2,056,915	(2)	6.2%

Patricia Campbell	35,500	(3)	*

Steven L. Edell, D.O.	137,499	(4)	*

Jeffrey N. Pelesh	86,250	(5)	*

Ronald S. Spangler, Ph.D.	141,000	(6)	0.4%

John M. Suender	31,500	(7)	*

George T. Votis 655 Madison Avenue, 24th Floor New York, NY 10021	13,660,587	(8)	40.3%

Bianchi & Partner AG Friesenbergstrasse 98 CH-8055 Zurich, Switzerland(9)	2,049,990	(10)(11)	6.0%

Plainfield Direct LLC 55 Railroad Avenue Greenwich, Connecticut 06830(12)	10,500,000	(13)	24.0%

Brian J. Stark 3600 South Lake Drive St. Francis, Wisconsin 53235	3,651,067	(14)	9.9%

Michael A. Roth 3600 South Lake Drive St. Francis, Wisconsin 53235	3,651,067	(14)	9.9%

Ronald S. Dagar 275 Seventh Avenue, Suite 2000 New York, New York 10001(15)	2,561,612	(16)	7.3%

Erwin Speckert Ramistrasse 8, Postfach 659 CH 8024 Zurich, Switzerland(17)	2,842,806	(18)	8.1%

Everest Asset Management AG Ramistrasse 8, Postfach 659 CH 8024 Zurich, Switzerland(17)	2,671,773	(19)	7.6%

All directors and executive officers as a group (9 persons)	18,327,376	(20)	53.0%

*	Less than 1%.

(1)	Includes (i) an option to purchase 131,250 shares of common stock at an exercise price of $0.0011 per share; (ii) 700 shares of common stock held of record by a member of Mr. King’s immediate family of which Mr. King shares beneficial ownership; (iii) a senior convertible promissory note which is immediately convertible into 17,500 shares of common stock; (iv) a warrant to purchase 19,250 shares of common stock at an exercise price of $1.00 per share; and (v) 450,000 shares of common stock subject to pledges as collateral for security for two personal loans, for which Mr. King and his spouse are borrowers. In July and August 2007, Mr. King pledged as collateral to one of these lenders an additional 200,000 shares of common stock.

(2)	Includes (i) an option to purchase 131,250 shares of common stock at an exercise price of $0.0011 per share; (ii) 1,750 shares of common stock held of record by a member of Mr. Harrison’s immediate family of which Mr. Harrison shares beneficial ownership; (iii) a senior convertible promissory note which is immediately convertible into 17,500 shares of common stock; and (iv) a warrant to purchase 19,250 shares of common stock at an exercise price of $1.00 per share.

(3)	Includes (i) an option to purchase 25,000 shares at an exercise price of $1.82 per share; (ii) a senior convertible promissory note which is immediately convertible into 5,000 shares of common stock; and (iii) a warrant to purchase 5,500 shares of common stock at an exercise price of $1.00 per share.

(4)	Includes a warrant to purchase 16,666 shares of common stock at an exercise price of $2.50 per share. All of these securities are held jointly with Dr. Edell’s spouse.

(5)	Includes an option to purchase 25,000 shares at an exercise price of $1.82 per share.

(6)	Includes (i) exercisable options to purchase an aggregate of 120,000 shares of common stock at an exercise price of $2.78 per share; (ii) a senior convertible promissory note which is immediately convertible into 10,000 shares of common stock; and (iii) a warrant to purchase 11,000 shares of common stock at an exercise price of $1.00 per share.

(7)	Includes (i) a senior convertible promissory note which is immediately convertible into 15,000 shares of common stock; and (ii) a warrant to purchase 16,500 shares of common stock at an exercise price of $1.00 per share.

(8)	Includes (i) 12,696,089 shares of common stock acquired in connection with our merger with Allendale; (ii) the right to vote 333,334 shares of common stock held in escrow on behalf of Mr. Votis to satisfy certain indemnification obligations in connection with our acquisition of Allendale; (iii) an option to purchase 11,664 shares of common stock at an exercise price of $8.04 per share; (iv) a senior convertible promissory note which is immediately convertible into 295,000 shares of common stock; and (v) a warrant to purchase 324,500 shares of common stock at an exercise price of $1.00 per share.

(9)	Gabriel U. Bianchi has sole voting and investment power over the securities held by Bianchi & Partner AG.

(10)	Includes a senior convertible promissory note which is immediately convertible into 500,000 shares of common stock and a warrant to purchase 550,000 shares of common stock at an exercise price of $1.00 per share.

(11)	Excludes a warrant to purchase up to an additional 499,980 shares of common stock, which, pursuant to the terms thereof, may not be exercised so long as the holder would beneficially own more than 4.99% of our common stock either prior to or after giving effect to the exercise. We currently believe that this stockholder owns more than 4.99% of our common stock, and therefore this warrant would not be presently exercisable. However, if this warrant could be exercised in full, Bianchi & Partner AG would be deemed to beneficially own a total of 2,549,970 shares of common stock, or 7.3%.

(12)	These shares are beneficially owned by each of the following persons, who collectively may be deemed to be a “group” within the meaning of Rule 13d-5 promulgated under the Securities Exchange Act of 1934, as amended: Plainfield Direct LLC, Plainfield Special Situations Master Fund Limited, Plainfield Direct Master Fund Limited, Plainfield Asset Management LLC, and Max Holmes. This information was obtained exclusively from a Schedule 13D filed by such beneficial owners with the SEC on January 22, 2007.

(13)	Includes a senior convertible promissory note which is immediately convertible into 5,000,000 shares of common stock and a warrant which is immediately exercisable for up to 5,500,000 shares of common stock at an exercise price of $1.00 per share. This information was obtained exclusively from Amendment No. 1 to Schedule 13D, as filed with the SEC on January 24, 2007 by the Plainfield group.

(14)	Includes an aggregate of 3,651,067 shares of common stock issuable upon conversion of a senior convertible promissory note and the exercise of a warrant. Excludes an aggregate of 6,848,943 shares of common stock issuable upon the conversion of a senior convertible promissory note and the exercise of a warrant, the conversion and exercise of which are subject to a conversion cap and exercise cap that preclude the stockholder from exercising its conversion or exercise rights to the extent that the stockholder would beneficially own in excess of 9.9% of our common stock after giving effect to such conversion or exercise. If these securities could be exercised in full, these stockholders would be deemed to beneficially own a total of 10,500,000 shares of common stock, or 24.0%.

(15)	Ronald S. Dagar may be deemed to beneficially own securities owned by Bushido Capital Master Fund, LP and Pierce Diversified Strategy Master Fund, LLC, Series BUS.

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

Related Stockholder Matters

The following table sets forth information with respect to our equity compensation plans as of December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

AS OF DECEMBER 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	749,000	(1)	$2.56	(1)	706,000

Equity compensation plans not approved by security holders (2)	1,128,587	(3)	$0.64	(3)	280,000	(4)

Total	1,922,587	(1)(3)	$1.43	(1)(3)	986,000

(1)	All of these options were issued under our 2005 Equity Incentive Plan, which was approved by our stockholders on May 27, 2005 effective as of April 26, 2005.
(2)	Amounts included in this row include individual securities compensation arrangements entered into with both employees and non-employees, including directors, consultants, advisors, vendors, customers, suppliers and lenders.
(3)	As part of our merger with Synova Healthcare, Inc., we assumed outstanding options, warrants and other rights to purchase 562,045 shares of our common stock with an aggregate weighted-average exercise price of $0.06. The issuance of these options, warrants and other rights were not approved by our stockholders.
(4)	This amount represents shares of our common stock that are subject to future awards under our Consultant Stock Compensation Plan, pursuant to which an aggregate of 300,000 shares of common stock have been reserved for issuance.

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

Item 13. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVA HEALTHCARE GROUP, INC.

By:	/s/ Stephen E. King
Stephen E. King Chairman and Chief Executive Officer

Date: November 7, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 7, 2007	By:	/s/ Stephen E. King
Stephen E. King Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007	By:	/s/ David J. Harrison
David J. Harrison President, Chief Operating Officer and Director

Date: November 7, 2007	By:	/s/ Robert L. Edwards
Robert L. Edwards Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2007	By:	/s/ Steven L. Edell, D.O.
Steven L. Edell, D.O. Director

Date: November 7, 2007	By:	/s/ Alan B. Levin
Alan B. Levin Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28 U.S.C. Section 1350).