Form 10QSB
period 2007-09-30
Synova Healthcare Group Inc
filed 2007-11-19
CIK 1316826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2007, the number of outstanding shares of common stock, par value $.001 per share, of Synova Healthcare Group, Inc. was 34,882,932.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

SYNOVA HEALTHCARE GROUP, INC.

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash	$691,564	$—
Restricted cash	74,454	72,605
Accounts receivable, net of $585,880 and $0 allowance as of September 30, 2007 and December 31, 2006	141,144	32,762
Inventory	2,343,151	396,768
Prepaid expenses	483,715	44,006
Deferred loan costs	—	37,181
Deposits—current	—	500,000

Total Current Assets	3,734,028	1,083,322
Property and equipment, net of accumulated depreciation of $149,628 and $35,468 at September 30, 2007 and December 31, 2006	2,541,314	126,900
Intangible assets, net of accumulated amortization of $1,076,613 as of September 30, 2007	13,923,387	—
Goodwill	6,606,012	—
Deferred financing costs, net of accumulated amortization of $259,577 as of September 30, 2007	1,828,384	—
Deferred charges	—	187,982
Investment	1,804,207	2,227,961

Total Assets	$30,437,332	$3,626,165

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Line of credit	$—	$282,000
Loans payable	266,923	1,500,000
Accounts payable	4,010,994	2,633,996
Accrued expenses	1,862,837	1,550,267
Deferred revenue	576,300	—

Total Current Liabilities	6,717,054	5,966,263
Senior convertible notes payable, net of discount	3,658,557	—
Embedded derivative liability	8,283,037	—
Warrant liability	2,494,947	—

Total Liabilities	21,153,595	5,966,263

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized; 34,689,599 and 17,686,780 shares issued and outstanding at September 30, 2007 and December 31, 2006	34,689	17,687
Additional paid in capital	31,246,478	12,688,458
Accumulated deficit	(21,997,430)	(15,046,243)

Total Stockholders’ Equity (Deficit)	9,283,737	(2,340,098)

Total Liabilities and Stockholders’ Equity (Deficit)	$30,437,332	$3,626,165

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
	(unaudited)	(unaudited)
Net sales	$336,655	$35,594

Operating expenses:
Cost of net sales	1,031,630	81,587
Selling and marketing	833,297	208,268
Personnel expenses, including stock-based compensation expense of $8,261 and $185,285 for the three months ended September 30, 2007 and September 30, 2006	413,738	497,410
General and administrative, including stock-based compensation expense of $19,220 and $0 for the three months ended September 30, 2007 and September 30, 2006	1,563,640	966,133

Total operating expenses	3,842,305	1,753,398

Operating loss	(3,505,650)	(1,717,804)

Other Income (Expenses):
Interest income	3,036	1,545
Interest expense	(433,623)	(52,761)
Deferred financing amortization costs	(89,826)	—
Distribution fee	(500,000)	—
Unrealized foreign exchange transaction	(79,858)	—
Unrealized gain on market value of warrants	4,593,737	—
Equity in loss of unconsolidated affiliate	(82,569)	(124,867)

Total other income (expenses)	3,410,897	(176,083)

Net loss	$(94,753)	$(1,893,887)

Basic and diluted net loss per share	$—	$(0.11)

Basic and diluted weighted average number of shares	34,694,715	17,539,447

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
	(unaudited)	(unaudited)
Net sales	$909,555	$150,357

Operating expenses:
Cost of net sales	1,893,021	144,943
Selling and marketing	2,163,116	2,352,841
Personnel expenses, including stock-based compensation expense of $198,340 and $545,306 for the nine months ended September 30, 2007 and September 30, 2006	1,457,111	1,465,997
General and administrative, including stock-based compensation expense of $146,540 and $16,540 for the nine months ended September 30, 2007 and September 30, 2006	4,234,162	1,934,654

Total operating expenses	9,747,410	5,898,435

Operating loss	(8,837,855)	(5,748,078)

Other Income (Expenses):
Interest income	89,768	4,666
Interest expense	(1,189,968)	(140,348)
Deferred financing amortization costs	(259,577)	—
Distribution fee	(500,000)	—
Loss on Radiant settlement	(430,348)	—
Other expenses	(3,580)	—
Unrealized foreign exchange transaction expenses	(87,577)	—
Unrealized gain on market value of warrants	4,046,180	—
Equity in loss of unconsolidated affiliate	(378,230)	(370,986)

Total other income (expenses)	1,286,668	(506,668)

Loss before provision (benefit) for income taxes	(7,551,187)	(6,254,746)
Provision (benefit) for income taxes	(600,000)	—

Net loss	$(8,151,187)	$(6,254,746)

Basic and diluted net loss per share	$(0.21)	$(0.38)

Basic and diluted weighted average number of shares	33,459,282	16,567,429

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(6,951,187)	$(6,254,746)
Adjustments to reconcile net loss to cash used in operating activities:
Accretion of interest on notes payable	444,056	—
Amortization of deferred loan cost	37,181	31,038
Decrease in allowance for inventory reserve	(81,479)	(75,918)
Depreciation and amortization	1,938,487	9,157
Deferred compensation	(110,780)	—
Issuance of common stock for services	140,000	7,674
Share-based compensation	442,380	561,846
Change in fair value of warrant liability	(4,046,180)	—
Equity loss of unconsolidated affiliate	378,230	370,986
Deferred income taxes	(600,000)	—
Loss on Radiant settlement	430,348	—
Foreign exchange translation	67,641	—
Changes in assets and liabilities, net of effects of acquisition:
(Increase) decrease in assets:
Accounts receivable	(278,583)	(10,534)
Inventory	(1,002,588)	(355,261)
Prepaid expenses and other current assets	(333,149)	10,425
Deposits	500,000	(375,000)
Increase (decrease) in liabilities
Deferred revenue	576,300	—
Accounts payable and accrued expenses	(4,783,920)	2,146,116

Net cash used in operating activities	$(13,233,243)	$(3,934,217)

Cash flows from investing activities:
Acquisition costs	$(367,642)	$—
Investment in Bio Pad	—	(1,880,000)
Distribution from investee	45,524	—
Increase in restricted cash	(1,849)	—
Purchases of property and equipment	(128,729)	(83,739)

Net cash used in investing activities	$(452,696)	$(1,963,739)

Cash flows from financing activities:
Proceeds from loan payable	$—	$1,000,000
Net proceeds (repayments) on line of credit	(282,000)	77,000
Financing costs incurred	(1,884,581)	—
Repayment of loan payable	(1,747,615)	(711,085)
Repayment on previously issued stock	(2,332)	—
Proceeds from issuance of convertible senior notes and common stock	18,294,031	5,513,263

Net cash provided by financing activities	$14,377,503	$5,879,178

Net increase (decrease) in cash	691,564	(18,778)
Cash at beginning of period	—	204,576

Cash and cash equivalents at end of period	$691,564	$185,798

Supplemental schedule of cash flows:
Cash paid during the year for interest	$80,511	$39,968

Supplemental schedule of non-cash financing and investing activities:
Stock issued for business acquisition	$15,945,888	$—
Amount paid in lieu of stock for Allendale acquisition	$54,112	$—
Warrants issued for offering costs	$203,380	$—
Warrants issued for deferred interest on loans	$—	$128,400
Issuance of registration rights penalty shares	$803,479	$196,000

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2007

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	17,686,780	$17,687	$12,688,458	$—	$(15,046,243)	$(2,340,098)
Issuance of common stock for services	200,000	200	139,800	—	—	140,000
Stock-based compensation for restricted stock awards	103,722	104	227,396	(110,780)	—	116,720
Stock-based compensation for options	—	—	214,880	—	—	214,880
Issuance of common stock in connection with acquisition of Allendale Pharmaceuticals, Inc.	15,541,638	15,541	15,526,097	—	—	15,541,638
Shares of common stock issued in connection with acquisition of Allendale Pharmaceuticals, Inc.	—	—	394,227	—	—	394,227
Issuance of registration rights penalty shares	1,004,349	1,004	802,475	—	—	803,479
Issuance of previously unissued shares in connection with acquisition of Allendale Pharmaceuticals, Inc.	145,422	145	(145)	—	—	—
Stock issued to settle accrued liability	10,020	10	10,013	—	—	10,023
Settlement expenses paid by stockholders with company stock	—	—	830,000	—	—	830,000
Cancellation of stock issued	(2,332)	(2)	(2,330)	—	—	(2,332)
Warrants issued in Series B note offering	—	—	526,387	—	—	526,387
Net loss for the nine months ended September 30, 2007	—	—	—	—	(6,951,187)	(6,951,187)

Balance at September 30, 2007	34,689,599	$34,689	$31,357,258	$(110,780)	$(21,997,430)	$9,283,737

See accompanying notes to consolidated financial statements

SYNOVA HEALTHCARE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

ORGANIZATION

Synova Healthcare Group, Inc., a Nevada corporation, and its subsidiaries (collectively, the “Company”) are focused on the development, distribution, marketing and sale of women’s healthcare products relating to contraception, vaginal health, menopause management, fertility planning, obstetrics and personal care. The Company’s principal executive offices are located in Media, Pennsylvania. The Company is a holding company and conducts its operations through its six subsidiaries: Synova Healthcare, Inc., a Delaware corporation (“Synova Healthcare”), Synova Pre-Natal Healthcare, Inc., a Delaware corporation, Allendale Pharmaceuticals, Inc., a Delaware corporation (“Allendale”), Todays Womencare Company, a Delaware corporation, Today’s Womencare (Canada) Inc., a Canadian corporation, and Today’s Womencare (UK) Ltd, a United Kingdom corporation. The consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany transactions have been eliminated in consolidation.

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

In December 2004, the Company entered into a letter of intent to merge with Synova Healthcare. In connection with this merger, on January 12, 2005, the Company changed its name to Synova Healthcare Group, Inc. On February 10, 2005, a wholly owned subsidiary of the Company merged with Synova Healthcare, with Synova Healthcare surviving the merger.

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

These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements. The interim operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of operating results expected for the full year.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. The Company is required to review its goodwill for impairment at least annually. Any future impairment will be recorded in the consolidated statement of operations as “goodwill impairment” and will reduce income from operations.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company’s compliance certificates and deferred financing costs are amortized on a straight-line basis over five years. The Company will assess the value of these intangible assets and record an impairment adjustment to their carrying value at December 31, 2007, if necessary.

FOREIGN CURRENCY TRANSLATION

SFAS No. 52, Foreign Currency Translation, requires that all assets and liabilities denominated in a currency other than an entity’s functional currency be translated into that entity’s functional currency as of the balance sheet date. The Company’s functional currency is the U.S. dollar. The Company’s balance sheet includes assets and liabilities denominated in British pounds, Canadian dollars and Euros. All of these assets and liabilities are translated into U.S. dollars at each balance sheet date, and the resulting increases and decreases in functional currency values are included as foreign currency transaction gains and losses in determining the Company’s net income for the period in which the exchange rates changed.

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), warrants issued with the Company’s Senior Notes (as defined in Note 2) with a cash-out feature and embedded conversion features with a reset option were recognized as liabilities on the Company’s balance sheet. See Notes 7 and 8. These warrants will be adjusted to fair value at each reporting date. The embedded derivative relating to the conversion feature was valued at its intrinsic value on the date issued, and will be adjusted to its fair value if a reset event occurs.

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

INVENTORY

Inventory consists of diagnostic medical devices, lubricants, vitamins, and contraceptive sponges and is stated at the lower of cost (determined by the first-in, first-out method) or market. An allowance has been provided for expired and discontinued product, and product which will expire by January 2008. Also the company maintains a standard cost system of accounting for inventory, and manufacturing variances are a period expense and reflected in the Consolidated Statement of Operations.

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

BASIC AND DILUTED NET LOSS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic and diluted net loss per share is computed using net loss divided by the weighted average number of shares of common stock outstanding for the period presented. Because the Company reported a net loss for each of the three and nine months ended September 30, 2007 and 2006, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods were the same.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statements and footnote disclosures.

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

NOTE 2 – MANAGEMENT STATEMENT

The Company has not generated sufficient revenues from operations to meet its operating expenses. For this reason, the Company has historically financed its operations primarily through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by relying on the issuance of stock, debt instruments, options and warrants to fund certain operating costs, including consulting and professional fees. As a result of the closing on January 12, 2007 of the sale of $15.0 million in aggregate original principal amount of the Company’s 6.5% Senior Convertible Promissory Notes, due January 12, 2012 (the “Senior Notes”), and the closing on September 19, 2007 of the sale of approximately $3.3 million in aggregate original notional principal amount of the Company’s 6.5% Senior Convertible

Promissory Notes, Series B, due September 19, 2012 (the “Series B Notes”), the Company believes that it presently has sufficient available capital to fund its anticipated operations through the end of 2007, provided that it can sell the balance of Series B Notes of approximately $1.7 million, although there can be no assurance that the net proceeds from this offering will be sufficient to operate and grow the Company’s business as intended during such time period without the need to obtain additional sources of capital. If the Company is unable to raise capital in the near term by completing the Series B Note financing round, the Company believes that its presently available sources of capital would be sufficient to fund its anticipated operations through the end of November 2007.

The Company believes that in the future it will be able to raise additional capital as needed to support operations. In support of this view, since January 1, 2006, Company management has raised approximately $24 million in proceeds from sales of the Company’s securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs.

While the Company believes that it will be able to obtain, if necessary, future financing on acceptable terms, if it is not successful in obtaining debt or equity financing, or if the Company is not permitted to obtain such financing by the terms of its existing agreements and financial instruments, the Company would need to expend significant efforts to find other short- and long-term sources of capital to meet its ongoing operating and business expenses. The terms of the Company’s Senior Notes and the Series B Notes, and the terms of other prior debt and equity financing instruments and agreements, also significantly limit the Company’s ability to sell equity or incur debt without the consent of the holders of the Senior Notes and the Series B Notes, and the Company may not be able to repay, refinance or terminate these obligations or obtain the consent of the debt or equity holders, if necessary, to obtain additional capital should the Company need or desire to do so. The Company is also focusing on opportunities to increase net sales while seeking to manage operating expenses in an attempt to preserve as much as practical its available cash resources. If the Company is unable to raise sufficient long-term or short-term capital resources when needed on acceptable terms, the Company’s business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

During the three months ended September 30, 2007 and 2006, the Company’s net income was approximately $27,481 and $185,285, respectively, lower as a result of stock-based compensation expense as a result of the adoption of SFAS No. 123R.

During the nine months ended September 30, 2007 and 2006, the Company’s net income was approximately $331,600 and $561,846, respectively, lower as a result of stock-based compensation expense as a result of the adoption of SFAS No. 123R.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 64% (for options with a ten-year expected time to expiration) and 62% (for options with less than a ten-year expected time to expiration), and a risk-free interest rate between 4.7% and 4.8%. In determining volatility of the Company’s options, the Company used a combination of (1) the average volatility over a 10-year period of the common stock of seven other public companies operating in the Company’s areas of operations; (2) the average volatility of the Company’s stock since its acquisition of Allendale and initial registration statement required in connection with the Senior Note offering; and (3) the contractual or expected life of the specific option, allowing for a reduction in volatility for those options with a contractual or expected life of less than ten years in consideration of the shorter contractual or expected life of the option.

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

As of September 30, 2007, the Company’s pro rata equity portion of losses of Bio Pad amounted to $378,230, which was comprised of (1) $238,091, which represents 25% of Bio Pad’s reported net loss for the nine months ended September 30, 2007 of $952,364, plus (2) amortization expense of $140,139, representing the amortization of the value of certain patentable technology and patent applications, which are estimated to have an economic life of 10 years. As of September 30, 2007, the equity-basis investment of $1,804,207 in Bio Pad includes $1,541,527, representing the unamortized value of this technology and these patent applications, as well as legal and closing costs associated with the acquisition of $57,944. During the nine months ended September 30, 2007, Bio Pad released to the Company $45,524 of the original purchase price that had been held in escrow in connection with the share purchase agreement.

Bio Pad was formed in March 2005. Summarized unaudited financial information for Bio Pad as of and for the nine months ended September 30, 2007 and 2006 was as follows:

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	(unaudited)	(unaudited)
Statement of operations information:
Revenues	$—	$—
Operating loss	$(952,364)	$(956,380)
Net loss	$(952,364)	$(923,390)

	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Balance sheet information:
Current assets	$336,139	$623,382
Fixed assets	$43,651	$49,055
Current liabilities	$310,842	$179,890
Shareholders’ equity	$68,948	$492,547

The foregoing financial information does not reflect any valuation of patentable technology, patent applications or rights, or other intangibles of Bio Pad. The issuance by Bio Pad of 10% of its ordinary shares to its employees pursuant to the exercise of options that may be granted in the future would potentially dilute the Company’s 25% interest in Bio Pad to approximately 22.7%. If this dilution had occurred as of September 30, 2007, the effect would have been to reduce the Company’s equity share of Bio Pad’s net loss for the period ended September 30, 2007 from $238,091 to $216,187.

Based on discussions with Bio Pad’s management, the Company believes that Bio Pad presently has sufficient capital resources to continue to fund its operations through the end of 2007. Furthermore, Bio Pad’s management has provided the Company with assurances that Bio Pad is seeking to obtain additional capital to support operations and meet its working capital and liquidity needs. However, if Bio Pad is unable to obtain additional capital in a timely manner or at all, or if it is unable to obtain capital in sufficient amounts to support its operations, Bio Pad may be required to significantly curtail or cease altogether its operations, and in turn, its and the Company’s efforts to co-develop a fetal monitoring product. In such an event, the Company’s ability to ultimately market and sell this fetal monitoring product would be materially and negatively hindered and the Company may need to review its investment in Bio Pad for impairment under SFAS No. 142. For these reasons, the Company believes that the inability of Bio Pad to continue its operations could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

As part of the acquisition of Allendale, the Company also acquired a loan payable due to xpedx, a division of International Paper Company (“xpedx”). xpedx is a third-party warehouse provider for the Company’s Today® Sponge inventory, and pays the Company an agreed-upon amount for every case of inventory shipped from the Company’s third-party manufacturer to xpedx’s warehouse. xpedx then bills the Company an agreed-upon amount for every case shipped from xpedx’s warehouse to one of the Company’s customers. The balance on the loan as of the acquisition date of January 12, 2007 was $414,538, and is based on an inventory financing agreement between Allendale and xpedx. The balance of $414,538 as of the acquisition date represented the net balance due to xpedx from Allendale for funding previously advanced under this financing agreement. As of September 30, 2007, the loan payable due to xpedx was $266,923.

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

A discussion of the Senior Notes and Series B Notes is provided in Note 7.

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

Allendale develops and markets the Today® Sponge, an over-the-counter female contraceptive sponge, in the United States and Canada, and in Hong Kong and Macau through a third-party distributor. We paid a premium, which is classified as goodwill, over the fair value of the net tangible and identified intangible assets acquired. Goodwill is recognized based upon a number of factors, including the brand awareness of the Today® Sponge and the ability to cross-sell other products of the Company together with the Today® Sponge, such as the Company’s Fem-V® non-invasive diagnostic test kit.

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

NOTE 7 – SENIOR CONVERTIBLE DEBT

As a condition to the acquisition of Allendale described in Note 6, on January 12, 2007, the Company completed the private placement of its Senior Notes in the original aggregate principal amount of $15.0 million, and common stock purchase warrants to purchase, in the aggregate, up to 16.5 million shares of the Company’s common stock to accredited investors (as defined in Rule 501 of Regulation D of the Securities Act). The terms of the Senior Notes were amended in connection with the Company’s issuance of Series B Notes on September 19, 2007. The Senior Notes bear interest at a rate of 6.5% per year and are convertible, including any accrued but unpaid interest, if any, into shares of common stock, commencing on January 12, 2007, at an initial conversion rate of $1.00, subject to “full-ratchet” anti-dilution adjustments.

If the Company issues common stock at a price of less than $1.00, the conversion price of the Senior Notes will be reduced to the lower price. Accordingly, the conversion option is an embedded derivative which is classified as a liability under EITF 00-19. A holder of a Senior Note, as amended, may demand repayment of 115% of the principal balance and unpaid interest 30 trading days following the Company’s release of earnings for 2008 and 2009 unless (i) the Company’s common stock is trading above 175% of the conversion price for 20 out of the 30 consecutive trading days before the earnings release; (ii) the Company’s common stock has a dollar trading volume in excess of $225,000 for 20 trading days during such 30 trading day period; and (iii) certain other conditions are satisfied. The terms of the Senior Notes provide the holders of the Senior Notes with additional redemption and repurchase rights.

The gross proceeds of the Senior Notes and related warrants were allocated $8,662,253 to the Senior Notes and $6,337,747 to the warrants. The warrant liability was immediately adjusted to its $9,380,250 fair value on the date issued and reduced to its $2,442,000 fair value on September 30, 2007. The fair value of the warrant issued to the placement agent was $52,947 as of September 30, 2007. Changes in the fair value of these warrants are reflected in earnings.

The $8,662,253 allocated to the Senior Notes was reduced by the $7,756,650 intrinsic value of the embedded conversion option, resulting in an initial carrying value of $905,306 for the Senior Notes. The Senior Notes are being accreted to their maturity value using the interest method and an effective rate of 55%. As of September 30, 2007, the accreted value of the Senior Notes was $1,344,454. The carrying amount of the embedded derivative was not adjusted at September 30, 2007 since a reset event had not occurred.

Upon an event of default or change in control, the holders of the Senior Notes may require the Company to redeem the Senior Notes for at least 102% and 125%, respectively, of the outstanding principal amount, plus accrued but unpaid interest.

The Company’s obligations under the Senior Notes have been guaranteed by all of the Company’s subsidiaries. As of September 19, 2007, all of the Company’s obligations under the Senior Notes are also secured by a first lien on substantially all of the Company’s and its subsidiaries’ assets. The Senior Notes also require the Company to comply with certain affirmative, negative and financial covenants. As of September 30, 2007, the Company was not in default under any of its covenants and other obligations under the Senior Notes, and as of that date, no event of default existed.

On September 19, 2007, the Company commenced a private placement of its Series B Notes by offering and selling Series B Notes in the original aggregate principal amounts of $1,380,000 and 1,390,000 Euros (which as of such date was equivalent to approximately $1,914,030) along with common stock purchase warrants to purchase, in the aggregate, up to 5,929,254 shares of the Company’s common stock, to accredited investors (as defined in Rule 501 of Regulation D of the Securities Act) and purchasers who were not “U.S. persons” (as defined in Rule 902(k) of Regulation S of the Securities Act). The Series B Notes bear interest at a rate of 6.5% per year and are convertible, including any accrued but unpaid interest, if any, into shares of common stock, at an initial conversion rate of $1.00.

The conversion rate for the Series B Notes is subject to adjustment if the Company, at any time while these Series B Notes are outstanding, pays a stock dividend, combines or subdivides its stock, distributes any security, rights or warrants or any other asset to holders of its common stock, or enters into a fundamental transaction, such as certain mergers with or into another person, a sale of all, or substantially all, of its assets, or a conversion of its common stock into other securities, cash or property. Accordingly, this conversion option is an embedded derivative which is classified as a liability under EITF 00-19.

Upon an event of default or change in control, the holders of the Series B Notes may require the Company to redeem the Series B Notes for at least 102% and 125%, respectively, of the outstanding principal amount, plus accrued but unpaid interest.

All amounts outstanding under the Series B Notes are subordinated in right of payment to the Senior Notes. The Company may not issue or incur any future indebtedness that is senior or pari passu to the Company’s obligations under the Series B Notes. The offer and sale of the Series B Notes sold and to be sold in this offering required the consent of the holders of the Senior Notes. As consideration for these consents and certain other waivers of, and amendments to, various agreements related to the Senior Notes, the Company and its subsidiaries agreed to grant to the holders of the Senior Notes a first lien on substantially all of their assets.

The gross proceeds of the Series B Notes and related warrants were allocated $2,767,643 to the Series B Notes and $526,387 to the warrants.

The $2,767,643 allocated to the Series B Notes was reduced by the $526,387 fair value of the warrants classified as equity, resulting in an initial carrying value of $2,241,257 for the Series B Notes. The Series B Notes are being accreted to their maturity value using the interest method and an effective rate of 7.6%. The carrying amount of the embedded derivative was not adjusted at September 30, 2007 since a reset event had not occurred. As of September 30, 2007, the accreted value of the Series B Notes was $2,314,103.

The Series B Notes denominated in Euros have been converted into U.S. dollars for financial reporting purposes, and have been revalued based on the spot exchange rate for the U.S dollar to Euro as of September 30, 2007. For each reporting period, changes in the U.S. dollar value of these Series B Notes are reflected in earnings.

The Series B Notes require the Company to comply with certain affirmative and negative covenants. As of September 30, 2007, the Company was not in default under any of its covenants and other obligations under the Series B Notes, and as of that date, no event of default existed.

NOTE 8 – STOCKHOLDERS’ EQUITY

COMMON STOCK

As discussed in Note 6, on January 12, 2007, the Company entered into an agreement and plan of merger with, among other parties, Allendale, pursuant to which Allendale became a wholly-owned subsidiary of the Company. Pursuant to the merger, each share of Allendale common stock owned by accredited investors (as defined in Rule

501 of Regulation D of the Securities Act) was converted into the right to receive approximately 2.275 shares of the Company’s common stock. In the merger, the Company issued to the former Allendale stockholders who were accredited investors as of the closing of the merger in the aggregate 15,541,638 shares of common stock plus approximately 145,000 shares of common stock that were issued to one former stockholder of Allendale as a result of a litigation settlement in September 2007. See Note 13.

On April 3, 2007, the Company issued 34,574 shares in the form of a grant of restricted stock under the Company’s 2005 Equity Incentive Plan (the “Incentive Plan”) to each of four of its non-employee directors. The restricted stock vests on April 3, 2008, assuming that the director remains a director as of the date of the Company’s 2007 Annual Meeting of Stockholders. The Company recorded an aggregate expense of $130,000 in stock-based compensation under SFAS No. 123R as general and administrative expenses in connection with these restricted stock awards. One of these directors resigned from the board prior to serving out her term, which caused the director’s restricted stock award to be forfeited without vesting. As a result, the Company reduced its stock-based compensation expense by $34,574.

On August 7, 2007, the Company issued 65,000 shares in the form of a grant of restricted stock under the Incentive Plan to each of two of its non-employee directors. On August 8, 2007, the Company issued 72,222 shares in the form of a grant of restricted stock under the Incentive Plan to two additional non-employee directors. The total fair value of the grants was $130,000, which is reflected as deferred compensation and is being amortized monthly as the stock vests. The restricted stock vests one year after the date of grant, assuming that the director remains a director as of the Company’s 2008 Annual Meeting of Stockholders. The Company recorded an aggregate expense of $19,220 in stock-based compensation under SFAS No. 123R as general and administrative expenses in connection with these restricted stock awards.

OPTIONS

On February 21, 2007, the Company granted to an employee of the Company an option under the Incentive Plan to purchase 225,000 shares of the Company’s common stock at an exercise price of $1.15 per share. This option shall vest in four equal installments annually over each of the first four anniversary dates of the employee’s employment with the Company. The option is contingent on continued employment and expires February 21, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the nine months ended September 30, 2007 of $46,245 in connection with the issuance of this option.

On February 21, 2007, the Company granted to two of its employees an option under the Incentive Plan to purchase in the aggregate 35,000 shares of the Company’s common stock at an exercise price of $1.15 per share. These options vest in full on February 21, 2008. The options are contingent on continued employment and expire February 16, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the nine months ended September 30, 2007 of $21,183 in connection with the issuance of these options.

On April 2, 2007, the Company granted to two of its employees an option under the Incentive Plan to purchase in the aggregate 16,000 shares of the Company’s common stock at an exercise price of $0.91 per share. These options vest in full on April 2, 2008. The options are contingent on continued employment and expire April 2, 2017. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the nine months ended September 30, 2007 of $6,113 in connection with the issuance of these options.

In accordance with SFAS No. 123R, the Company recorded $141,339 in stock-based compensation expense for options that were granted to employees and directors in 2006 and 2005 but vested in the first nine months of 2007. The Company also had forfeitures during the first nine months of 2007 of stock options previously held by former employees, which reduced the stock-based compensation for such period by $92,412.

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

The following table summarizes all Company stock option transactions between January 1, 2007 and September 30, 2007:

	Option Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	1,667,842	1,098,842	$0.0011 to $2.78
Granted or vested during the nine months ended September 30, 2007	344,817	232,817	$1.15 to $12.10
Expired during the nine months ended September 30, 2007	(125,000)	(50,000)	—

Balance, September 30, 2007	1,887,659	1,281,659	$0.0011 to $12.10

Information with respect to Company stock options that are outstanding at September 30, 2007 is as follows:

Stock Options Outstanding
Range of Exercise Prices	Number of Options Currently Exercisable at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Of Options Currently Exercisable
$0.0011 to $12.10	1,281,659	5.0 years	$1.60

WARRANTS

Pursuant to the terms of the Senior Notes, the Company issued warrants to purchase in the aggregate up to 16.5 million shares of common stock at an exercise price of $1.00 per share, subject to “full ratchet” anti-dilution adjustments. The warrants are immediately exercisable and expire on or prior to the close of business on January 12, 2012. Upon a fundamental transaction or change in control of the Company, the warrant holder has the right to receive cash equal to the value of the warrant determined in accordance with the Black-Scholes option pricing formula using the assumptions described in Note 3 above. Accordingly, the warrants are classified as a liability which is to be adjusted to fair value at each reporting period. The warrants were adjusted to their fair value of $2,442,000 on September 30, 2007.

The placement agent for the Senior Notes and warrants was issued a warrant to purchase up to 357,750 shares of common stock at an exercise price of $1.00 per share, subject to “weighted average” anti-dilution adjustments. This warrant is immediately exercisable, expires on or prior to the close of business on January 12, 2012 and has substantially similar terms to the warrants issued to the purchasers of the Senior Notes. Upon a fundamental transaction involving the Company, the warrant holder has the right to receive cash equal to the value of the warrant determined in accordance with the Black-Scholes option pricing formula using the assumptions described in Note 3 above. Accordingly, in accordance with EITF 00-19, the warrants are classified as a liability which are to be adjusted to fair value at each reporting period. This warrant was adjusted to its fair value of $52,947 on September 30, 2007.

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

Pursuant to the terms of the Series B Notes issued on September 19, 2007, the Company issued warrants to purchase in the aggregate up to 5,929,254 shares of common stock at an exercise price of $1.00 per share, subject to adjustment for stock splits, stock dividends, pro rata distributions and certain fundamental transactions. The warrants are immediately exercisable and expire on the close of business on September 19, 2012.

The following table summarizes all Company warrant transactions between January 1, 2007 and September 30, 2007:

	Warrant Shares	Vested Shares	Exercise Price per Common Share Range
Balance, December 31, 2006	5,303,584	5,303,584	$0.00044 to $3.00
Granted or vested during the nine months ended September 30, 2007	22,966,992	22,966,992	$0.64 to $23.15
Expired during the nine months ended September 30, 2007	(8,564)	(8,564)	—

Balance, September 30, 2007	28,262,012	28,262,012	$0.00044 to $23.15

Information with respect to Company warrants that are outstanding at September 30, 2007 is as follows:

Warrants Outstanding
Range of Exercise Prices	Number of Warrants Currently Exercisable at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Currently Exercisable
$0.00044 to $23.15	28,262,012	4.2 years	$1.24

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2007 and 2006 consisted of the following:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Provision (benefit) for income taxes	$(600,000)	$—
Effective tax rate	(8)%	—

For the nine months ended September 30, 2007 and September 30, 2006, the Company recognized a pre-tax loss of $10.7 million with a tax benefit of $600,000 and a pre-tax loss of $8.0 million with a tax benefit of $0, respectively. A decrease of $600,000 was made to the opening valuation allowance due to the inclusion of Allendale in the Company’s consolidated tax return. A valuation of allowance has been established for net deferred tax assets resulting from related temporary differences and net operating loss carryforwards.

As of September 30, 2007, the Company has $37,000,000 of unused federal and state net operating loss carryforwards that may be used to offset future taxable income through the year 2027. Utilization of certain of the net operating loss carryforwards may be subject to limitation in certain tax years.

NOTE 10 – MAJOR CUSTOMER

The Company’s largest customer accounted for $308,613 and $0 in net sales for the nine months ended September 30, 2007 and 2006, respectively, and approximately 12% of accounts receivable as of September 30, 2007.

NOTE 11 – INVENTORY

Inventory as of September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Raw materials	$624,996	$—
Work in process	1,392,670	251,702
Finished goods	655,247	165,149
Consigned inventory	694,280	22,757
Inventory allowance	(1,024,042)	(42,840)

	$2,343,151	$396,768

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Computer equipment	$94,468	$59,015
Machinery	2,472,452	—
Office equipment	29,580	23,106
Office furniture	84,748	66,547
Leasehold improvements	309,694	13,701

	2,990,942	162,369
Less: Accumulated depreciation and amortization	(449,628)	(35,469)

	$2,541,314	$126,900

Related depreciation expense for the nine months ended September 30, 2007 and 2006 was $414,159 and $4,820, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Except for the commitments and contingencies described elsewhere herein, the following are the Company’s material commitments and contingencies as of September 30, 2007:

The Company leases office space under a lease that expires on November 30, 2011. The monthly rent obligation during 2007 under this lease is approximately $9,200.

Following the Company’s acquisition in January 2007 of Allendale and the worldwide rights to manufacture and sell the Today® Sponge contraceptive product, on August 29, 2007, the Company signed an amendment to that certain Amended and Restated Contract Manufacturing Agreement, dated as of March 8, 2006, between Allendale and OSG Norwich Pharmaceuticals, Inc., now known as Norwich Pharmaceuticals, Inc. (“NPI”), which was amended again on October 16, 2007. Pursuant to this agreement, NPI owns and operates the facility that is used to manufacture the Company’s Today® Sponge contraceptive product.

The August 2007 amendments to the Manufacturing Agreement changed the way the Company obtains and pays for this product from NPI from a purchase order method to a “take or pay” method for May through December 2007. Under the purchase order method, NPI was only required to manufacture the amount of product requested pursuant to quarterly purchase orders the Company submitted to NPI in advance. Under the take or pay method, the Company must purchase a specified minimum amount of product each month pursuant to monthly purchase orders submitted at least 90 days in advance. If this minimum amount is not ordered and received, the Company must pay NPI an amount specified under the agreement, unless the failure to purchase and have delivered the product is within the control of NPI. The minimum monthly take or pay amounts range from $150,000 to $625,000, which represents an aggregate amount of $3.63 million for May through December 2007, subject to reduction if certain manufacturing and production efficiency criteria are not met. The $3.63 million aggregate take or pay amount for 2007 is effectively reduced by approximately $1.59 million for product the Company already paid for in 2007. The credit terms of the Manufacturing Agreement have also been amended to provide that the Company must pay for all Today® Sponges ordered prior to shipment until March 31, 2008.

The Manufacturing Agreement’s term will expire on April 30, 2010; however, the term is automatically extended for an additional 24-month period unless one party notifies the other party that it does not wish to extend the agreement at least 18 months before expiration of the initial term. The Manufacturing Agreement was amended to permit the Company to terminate the agreement if a governmental authority withdraws the product from sale in the United States or the Company withdraws it from the market other than because of an action of a governmental authority. If the Company terminates the Manufacturing Agreement in either case, the Company must pay to NPI as its sole remedy for such termination an amount equal to the take or pay amount applicable with respect to the following three calendar months plus 60% of the take or pay applicable to the subsequent six calendar months.

In June 2006, the Company engaged a firm to provide the Company with investor and public relations services. The agreement was terminable by either party at any time. The Company agreed to pay this firm a monthly fee of $17,500 in cash, which was decreased to $12,500 in March 2007 in connection with a reduction in services provided to the Company by this firm. Additionally, upon execution of the agreement, the Company agreed to issue 200,000 shares of common stock to the firm, valued at fair value of $140,000, of which 100,000 shares vested on the nine-month anniversary of the agreement and the remaining 100,000 shares vested on the 12-month anniversary of the agreement. This agreement was terminated as of July 31, 2007.

Under the terms of registration rights agreements that the Company has entered into with investors purchasing units in the Company’s unit offerings between October 2005 and May 2006, the Company is required to file, and obtain and maintain the effectiveness of, a resale registration statement by stated deadlines. This registration statement is to register the shares of common stock, and shares of common stock underlying warrants, each sold as part of the units. If, among other things, the Company does not meet these deadlines, upon the occurrence of a default, the Company is required to pay each investor a penalty of 1% of the purchase price of all registrable securities then owned by the investor, and a penalty of 1.5% of the purchase price of all registrable securities then owned by the investor for each month thereafter that the default continues. The Company may elect to pay these penalties in cash or in shares of common stock valued at 85% of the average of the ten-day trading price of the Company’s common stock ending on the date the registration statement is declared effective by the Commission. The registration statement covered by these agreements was declared effective by the Commission on April 4, 2007. For the nine months ended September 30, 2007, the Company has incurred an expense of $219,954 as a result of these penalties. In May 2007, the Company issued to investors an aggregate of 1,004,349 shares of common stock representing payment of these penalties.

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

On May 31, 2007, the Company and Radiant signed a settlement agreement to resolve fully and completely all past, present and future matters, controversies, claims and disputes between and among the parties. Under the terms of the settlement agreement, without any party admitting or conceding any responsibility, liability or wrongdoing on the part of any party, the parties agreed to a general and mutual release of each other for all past, present and future claims between the parties. Radiant transferred to the Company all accounts receivable outstanding as of April 25, 2007 with retailers associated with the sale of the Company’s Today® brand products, which receivables totaled approximately $779,000 as reflected on Radiant’s books. Radiant also agreed to promptly transfer to the Company any monies collected by Radiant on these transferred receivables subsequent to their transfer to the Company. The Company paid Radiant $100,000 in cash and three former principal stockholders of Allendale transferred 1,000,000 shares of common stock previously issued to them in connection with the Allendale merger, which shares had been held in escrow to satisfy their indemnification obligations to the Company. Allendale agreed to indemnify Radiant for any product liability, product defect, recall, retailer credit, return allowances or other similar claims brought by retail customers against Radiant in connection with the accounts receivable being transferred, other than claims arising out of Radiant’s negligence, reckless or willful misconduct or claims that Radiant has or should have knowledge of as of the date of the settlement agreement. Finally, the parties dismissed with prejudice all claims raised in the lawsuit. On the date of the settlement with Radiant, the closing market price of the Company’s common stock was $0.83 per share, resulting in a valuation of $830,000 for the 1,000,000 shares distributed from escrow by the three former stockholders of Allendale to Radiant. When offset against the value of the receivables transferred from Radiant to the Company, (approximately $389,000, net of reserves for bad debt) the value of the net liability forgiven by Radiant (approximately $110,000) and the $100,000 in cash disbursed to Radiant, the net impact of the settlement on the Company’s financial performance was a loss of approximately $430,000. During the quarter ended September 30, 2007, the Company reserved an additional $194,500 against the value of the receivables transferred from Radiant to the Company due to the continued aging of these receivables.

The sale on September 19, 2007 of the Series B Notes with a conversion price of less than $1.50 per share and the sale of warrants issued in connection therewith with an exercise price of less than $1.50 per share, each require the Company to adjust the purchase price of units sold to investors in its unit offerings from October 2005 through May 2006. As a result, the Company is required under the terms of these unit offerings to issue to each such investor an additional number of shares of the Company’s common stock to appropriately reflect such adjusted purchase price. The Company is in the process of calculating the number of shares to be issued to each investor, which is based upon the number of shares purchased in the unit offerings and owned by each investor as of September 19, 2007.

NOTE 14 – CORPORATE TRADE AGREEMENT

On July 17, 2007, the Company entered into an agreement with a vendor pursuant to which the Company agreed to transfer some of its product inventory, including lubricants, vitamins, vaginal infection tests and menopause indicator tests to this vendor in exchange for $400,000 of trade credits, which are valid for four years from the date of the agreement, and can be used to purchase media buying services from this vendor, or to purchase goods and services from other suppliers who agree to accept this vendor’s trade credits as partial payment of their invoices.

Under EITF Issue No. 93-11, Accounting for Barter Transactions Involving Barter Contracts, the fair value of a non-monetary asset exchanged is presumed to be more evident than the fair value of the trade credits received. Therefore, the trade credits have been reported at the fair value of the asset exchanged.

On the date of the agreement, the book value of the inventory transferred approximated $59,000, which was reclassified as a prepaid expense on the Company’s balance sheet. This amount also represents the fair value of the trade credits received. Future purchases of media buying services from this vendor, or purchases from other suppliers who agree to accept their trade credits as payment, will be recorded to the Company’s income statement and offset against this prepaid expense balance.

NOTE 15 – DISCONTINUATION OF PRODUCT LINE

In late September 2007, the Company decided to discontinue its MenoCheck® and MenocheckPro® product lines. In late September and early October 2007, the Company notified its master broker and all of its customers by letter that it would be discontinuing its MenoCheck® and MenocheckPro® product lines and would cease distribution of the products on October 31, 2007. The MenoCheck® and MenocheckPro® products are menopause indicator tests, which are used to detect the onset of menopause in women.

Under SFAS No. 144, the results of discontinued operations of a component of an entity and the gain or loss on its disposal must be reported in the income statement separately from continuing operations, but not as an extraordinary item. For purposes of SFAS No. 144, a “component of an entity” comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

The MenoCheck® and MenocheckPro® product lines are part of the Company’s overall product portfolio of women’s healthcare products, and cannot be distinguished, either operationally or for financial reporting purposes, from the other products in the portfolio. Therefore, the discontinuation of these product lines does not meet the conditions under SFAS No. 144 for requiring treatment as “discontinued operations,” and thus the Company is not required to report their disposal in the Company’s income statement separately from continuing operations.

NOTE 16 – SUBSEQUENT EVENTS

On October 4, 2007, the Company issued 77,380 shares in the form of a grant of restricted stock under the Incentive Plan to one of its non-employee directors. The restricted stock vests on October 4, 2008, assuming that the director remains a director as of the Company’s 2008 Annual Meeting of Stockholders. The Company will record an aggregate expense of $32,500 in stock-based compensation under SFAS No. 123R as general and administrative expenses in connection with this restricted stock awards.

On October 25, 2007, the Company entered into a Consulting Agreement with Bianchi & Partner AG (“Bianchi”) pursuant to which Bianchi was engaged as a consultant to provide strategic advice regarding matters affecting the Company’s European stockholder base and to arrange informational meetings with the Company’s stockholders and investors located in Europe. Bianchi is a beneficial owner of approximately 6% of the Company’s common stock and has been an investor in several of the Company’s previous financing rounds. A consulting fee of $200,000 was paid to Bianchi in the form of 200,000 shares of the Company’s common stock. The Consulting Agreement will terminate on October 25, 2008, unless the Company terminates it earlier for cause.

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

Forward-Looking Information

Except for the historical information presented herein, the matters discussed in this Quarterly Report contain “forward-looking statements” that relate to future events or future financial performance. These statements can be identified by the use of forward-looking terminology such as “believes,” “plans,” “intends,” “scheduled,” “will,” “future,” “potential,” “continue,” “estimates,” “hopes,” “goal,” “objective,” “expects,” “may,” “should,” “could” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution you that no statements contained in this Quarterly Report should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in this section and elsewhere throughout this Quarterly Report (including all exhibits hereto), as well as the risks and uncertainties described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on February 26, 2007 (the “Annual Report”), in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007, and in our Prospectus dated April 17, 2007 (as supplemented on November 8, 2007) which forms a part of our Registration Statement on Form SB-2 (File No. 333-140889), as declared effective by the Securities and Exchange Commission on April 17, 2007 (the “Registration Statement”). The actual results that we achieve may differ materially from any forward-looking statements due to the effect of such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report, the Annual Report, the Registration Statement, and our other reports filed with the Securities and Exchange Commission, that attempt to advise interested parties of the risks that may affect our business, financial condition and results of operations.

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

We have also sought to grow our business and develop new products through strategic acquisitions. On January 31, 2006, through Synova Pre-Natal, we acquired 25% of the issued and outstanding ordinary shares of Bio Pad Ltd., an Israeli research and development company, on a fully-diluted basis, excluding options to purchase up to 10% of Bio Pad’s ordinary shares that may be granted to employees of Bio Pad, for approximately $2.6 million in cash. This share purchase was effected in connection with our September 2005 distribution agreement with Bio Pad pursuant to which we and Bio Pad agreed to jointly develop certain fetal monitoring products. The cash purchase price was paid in several installments into an escrow account, with the final installment of $1.9 million paid into escrow on January 31, 2006 in connection with the closing of the share purchase. Amounts may be released from escrow to Bio Pad upon the completion of specific milestones and otherwise as set forth in the terms of the share purchase agreement. We and Bio Pad continue to work together to develop this fetal monitoring technology. See “– Business Overview – New Business Development.”

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

As a condition to the merger, on January 12, 2007, we completed the private placement of our 6.5% Senior Convertible Promissory Notes due January 12, 2012 in the original aggregate principal amount of $15 million and warrants to purchase, in the aggregate, up to 16.5 million shares of our common stock. The senior notes are convertible, including any accrued but unpaid interest, if any, into shares of our common stock, commencing on January 12, 2007, at an initial rate of $1.00 per share. See “ – Liquidity and Capital Resources – Contractual Obligations.” Pursuant to the terms of the warrants, a holder is entitled to purchase shares of our common stock at an exercise price of $1.00 per share, on or after January 12, 2007 and on or prior to the close of business on January 12, 2012.

On September 19, 2007, we commenced the private placement of our 6.5% Senior Convertible Promissory Notes, Series B in the original aggregate notional principal amount of up to $5 million and warrants to purchase, in the aggregate, up to approximately 9 million shares of our common stock. On September 19, 2007, we sold an aggregate of approximately $3.3 million in original notional principal amount of Series B notes and related warrants to purchase in the aggregate up to 5,929,254 shares of common stock. Principal under the Series B notes we sold on September 19, 2007 is due and payable on September 19, 2012, and outstanding principal is convertible, together with any accrued but unpaid interest, if any, into shares of our common stock, at an initial rate of $1.00 per share, subject to adjustment. Pursuant to the terms of the warrants, a holder is entitled to purchase shares of our common stock at an initial exercise price of $1.00 per share, subject to adjustment, until September 19, 2012. See “ – Liquidity and Capital Resources – Contractual Obligations.”

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

We distribute and sell our products over the counter, or OTC, to retail customers through drug stores, grocery stores and other retail outlets. Historically, we marketed and sold our products only in the United States. Since acquiring Allendale on January 12, 2007, we also market and sell the Today® Sponge in the United States and Canada and are seeking to do so in Europe and in other countries worldwide. In November 2007, we entered into a distribution agreement to sell the Today® Sponge in Hong Kong and Macau. Our products are also available for purchase via the Internet.

We currently market and sell our products under the brand names Today® and Fem-V®. The Today® Sponge is a non-hormonal contraceptive device that combines barrier and spermicidal methods to prevent conception. Fem-V® is a non-invasive diagnostic test kit designed to assist women in detecting and diagnosing the presence of elevated vaginal acidity, often indicating a vaginal infection.

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

Having completed these efforts, in May 2007, we re-launched the Today® Sponge to healthcare professionals during the 55th Annual Meeting of the American College of Obstetrics and Gynecology. Healthcare professionals attending this meeting confirmed their interest in recommending the Today® Sponge to women seeking an alternative to hormonal methods of contraception. In June 2007, we released our Today® Sponge product for sale for the first time since our acquisition of Allendale. We then initiated a consumer-directed advertising campaign on July 31, 2007 featuring the unveiling of the new product packaging for the Today® Sponge. This phase of our marketing effort included print advertising and Internet-based marketing, all supported by consumer and professional directed public relations campaigns.

Fem-V®. In the second quarter of 2006, we began to distribute and sell the Fem-V® Vaginal Infection Test Kit. This product is a convenient, easy-to-use non-invasive self-test kit for women who believe their vaginal discharge to be abnormal and who suspect the presence of a vaginal infection. Our Fem-V® test kit has been developed in a convenient pantiliner design, with a removable diagnostic test strip. This test kit is intended to give an initial indication regarding the potential causes of abnormal vaginal discharge and assists women in determining whether a doctor visit is required, or whether an OTC treatment may be considered for the treatment of the symptoms.

MenoCheck® and MenocheckPro®. Our original product offering included the MenoCheck® and MenocheckPro® in-home and in-office non-invasive urine tests for use in detecting and diagnosing the onset of menopause. These products enabled women to easily and accurately determine whether they have entered the menopausal stage of their lives. MenoCheck® functions in a manner similar to the OTC pregnancy tests that are commonly used today. MenocheckPro® is an FDA-approved diagnostic for point-of-care, or POC, testing that enables physicians to quickly and accurately determine whether their patients have entered menopause.

While these products represented our initial entry into the women’s healthcare sector and helped to launch our efforts to provide women with healthcare solutions that deliver a meaningful improvement in their healthcare management decisions, we have experienced and believe that we will continue to experience decreasing sales of these products despite our efforts to promote, market and sell them to women nationwide. Our efforts to market and distribute MenocheckPro® as a POC product through physician offices and physician supply companies also did not generate significant sales.

As a result of the declining results of operations we have historically experienced from these products, and in an attempt to allocate more of our working capital to our other products and product development activities, in September 2007 we decided to discontinue the marketing, distribution and sale of these products. We have in the past recorded, and will continue to record, expenses in connection with returns of existing product by retailers that continue to hold existing inventory. Given our focus on the marketing and sale of our Today® Sponge and Fem-V® test kit products, we do not believe that the decision to cease offering our MenoCheck® line of products will otherwise have a material adverse effect on our results of operations.

New Business Development

The ongoing introduction of new products and the expansion of our product portfolio is a key strategic objective for us, and is considered critical to our long-term success. We believe that, in order to be successful, we must develop, license or acquire additional products for sale through our various points of distribution. As a result, a substantial amount of management time and effort was expended in 2006, and we anticipate will continue to be spent in the future, on new business development.

On January 12, 2007, we acquired Allendale, which owns the rights to manufacture and sell the Today® Sponge. The Today® Sponge is the subject of an FDA-approved new drug application owned by Allendale and is manufactured in a facility owned and operated by Norwich Pharmaceuticals, Inc. Allendale owns all of the machinery and equipment used to make the Today® Sponge. See “ – Liquidity and Capital Resources – Contractual Obligations.” On November 8, 2007, we entered into a distribution agreement to distribute and sell the Today® Sponge in Hong Kong and Macau.

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

In March 2006, Synova Pre-Natal and Bio Pad successfully completed the development and testing of a data logging system for use with the non-invasive fetal monitor. The data logging system is an integral part of the fetal monitor’s ability to collect and integrate data from multiple sources, including ultrasound, and the completion of this system satisfied a necessary first step to the development and marketing of this product. The ability of Bio Pad to continue to develop this fetal monitoring product after the end of 2007, however, is dependent on its ability to obtain additional capital to fund its operations and to meet its working capital and liquidity needs. See “ – Liquidity and Capital Resources – Plan of Operations.”

•

QuantRx Biomedical Corporation. Formerly known as A-Fem Medical Corporation, QuantRx, as an outsourced development partner, is developing certain products on our behalf that we expect will allow us to expand our non-invasive diagnostic portfolio in the women’s healthcare industry. QuantRx has access to proprietary technology and the manufacturing capacity to rapidly develop and efficiently produce non-invasive diagnostic tests for both the OTC and POC distribution channels. In the third quarter of 2006, we entered into a distribution agreement with QuantRx giving us, for a period of approximately five years, the exclusive right to distribute, market and sell an OTC product designed to treat and provide relief from hemorrhoids. Upon signing this agreement, we paid QuantRx a non-refundable cash fee of $500,000. This cash fee was expensed in the third quarter of 2007 because QuantRx met the milestones set forth in the distribution agreement during that period.

•

Ovulation Tester, LLC. In the third quarter of 2006, we entered into a distribution agreement with Ovulation Tester, LLC to market and sell its ovulation testing products. Due to our decision to focus our resources on marketing and selling the Today® Sponge and Fem-V® test kit, we have not had available working capital to develop Ovulation Tester’s products. It is our expectation that should we be able to obtain or generate sufficient working capital, we would consider allocating appropriate resources to the development and distribution of these products.

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

Inventory and Product Return Allowance. Inventory consists of diagnostic medical devices, lubricants, vitamins, and contraceptive sponges which are stated at the lower of cost – determined by the first-in, first-out method – or market. An allowance has been provided for expired product and product which will expire by January 2008.

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

Standard Product Cost. We maintain a standard cost system of accounting for inventory, and manufacturing variances are recognized as a period expense and reflected in our income statement as cost of net sales.

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

We presently use the following assumptions in determining the grant date fair value of an award under the Black-Scholes options valuation model: no dividend yield, expected volatility of 64% (for options with a ten-year expected time to expiration) and 62% (for options with less than a ten-year expected time to expiration), and a risk-free interest rate between 4.7% and 4.8%. In the future, however, we may be required to adjust these assumptions in accordance with SFAS No. 123R and generally accepted accounting principles.

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

Foreign Currency Translation. As of each balance sheet date, we are required to translate into U.S. dollars all of our assets and liabilities that are denominated in a currency other than the U.S. dollar. Our balance sheet as of September 30, 2007 includes assets and liabilities denominated in British pounds, Canadian dollars and Euros. All of these assets and liabilities are translated into U.S. dollars as of the date of that balance sheet, and the resulting increases and decreases in functional currency values are included as foreign currency transaction gains and losses in determining our net income or loss for the period in which the exchange rates changed.

Derivative Financial Instruments. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and related accounting pronouncements, warrants with a cash-out feature and embedded conversion features with a reset option, including warrants we issued in connection with our January 2007 senior note offering, are recognized as liabilities. These warrants will be adjusted to fair value at each reporting date. The embedded derivative relating to the conversion feature was valued at its intrinsic value on the date issued, and will be adjusted to its fair value if a reset event occurs. The embedded conversion option previously accounted for as a liability will be reclassified to equity upon expiration or conversion. Any unamortized discount related to the bifurcated financial instruments will be recognized as interest expense.

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

Results of Operations – Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales. The following table sets forth information regarding our total gross and net sales for the three months ended September 30, 2007 and 2006 categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
OTC Sales:
Gross OTC sales	$631,534	$187,277

Less:
Damages and other returns	107,574	58,952
Co-operative advertising	152,474	100,460
Coupons, rebates and promotions	32,911	95

Net OTC sales	$338,575	$27,770

POC Sales:
Gross POC sales	$—	$8,130

Less:
Damages and other returns	1,920	306

Net POC sales	$(1,920)	$7,824

Total Sales:
Gross sales	$631,534	$195,407
Net sales	$336,655	$35,594

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased by $301,061, or 846%, to $336,655 for the three months ended September 30, 2007, from $35,594 for the three months ended September 30, 2006. This increase was attributable to the effect of the merger in accounting for the sales associated with the Today® Sponge. Also, as shown above, for the three months ended September 30, 2007, we incurred an additional $48,622 in damages and other returns as compared to the three months ended September 30, 2006, which resulted from MenoCheck® returns due to one retailer’s decision not to carry this product category for 2007. Finally, our co-operative advertising expenses as a percentage of gross sales decreased from 51.4% for the three months ended September 30, 2006, to 24.2% for the three months ended September 30, 2007, meaning that in 2007 we spent a smaller proportion of each gross sales dollar on these advertising expenses as compared to 2006.

Our net sales from the three months ended September 30, 2007 to the same period in 2006 distinguished by customer type were as follows:

OTC. Net OTC sales increased by $310,805, or 1,118%, to $338,575 for the three months ended September 30, 2007, from $27,770 for the three months ended September 30, 2006. The increase resulted primarily from increasing gross sales related to product sales of the Today® Sponge and increasing co-operative advertising expense associated with such sales. Gross OTC sales increased by $444,257 from the three month period in 2006 due to sales associated with the Today® Sponge.

POC. Net POC sales decreased by $9,744, or 124.5%, to $(1,920) for the three months ended September 30, 2007, from $7,824 for the three months ended September 30, 2006. As MenocheckPro® was our only POC product, these results reflect decreasing sales and the cost of product returns. Our inability to successfully market and sell MenocheckPro® to doctors and physician supply companies has led to our decision in September 2007 to discontinue the sale of this product.

Cost of Net Sales. Cost of net sales increased by $950,043, or 1,164%, to $1,031,630 for the three months ended September 30, 2007, from $81,587 for the three months ended September 30, 2006. Cost of net sales as a percentage of net sales increased to 306% for the three months ended September 30, 2007, from 229% for the three months ended September 30, 2006. The increase in cost of net sales both from period to period and as a percentage of net sales was the result of (i) an increase in our sales of product, (ii) an increase in reserves for allowances and returns resulting from damaged, discontinued, obsolete or expired product of approximately $250,000, (iii) an increase in warehousing, shipping and handling fees and shrinkage costs of approximately $125,000, (iv) a manufacturing variance expense of $270,000, and (v) the amortization of one-time production and start-up costs of approximately $88,000. The increase in cost of net sales as a percentage of net sales from period to period was also impacted by a higher amount of co-operative advertising expenses incurred for the three months ended September 30, 2007 as compared to the year prior period.

Selling and Marketing Expenses. Selling and marketing expenses increased by $625,029, or 300%, to $833,297 for the three months ended September 30, 2007, from $208,268 for the three months ended September 30, 2006. The increase in selling and marketing expenses from period to period reflected an increase in advertising initiatives directed at our Today® Sponge products and our public relations activities.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses decreased by $83,672, or 16.8%, to $413,738 for the three months ended September 30, 2007, from $497,410 for the three months ended September 30, 2006. This decrease in personnel expenses resulted primarily from a decrease in stock-based compensation expense of $177,024, or 95.5%, to $8,261 for the three months ended September 30, 2007, from $185,285 for the three months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses increased $599,507, or 62.1%, to $1,563,640 for the three months ended September 30, 2007, from $966,133 for the three months ended September 30, 2006. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with the preparation of our SEC filings and our Series B note offering documentation during the three months ended September 30, 2007; (ii) an increase in amortization and depreciation expenses recorded as general and administrative expense; (iii) greater operating and administrative costs associated with our increased headcount; and (iv) an increase in product liability insurance costs.

Operating Loss. Our operating loss increased by $1,787,846, or 104%, to $3,505,650 for the three months ended September 30, 2007, from $1,717,804 for the three months ended September 30, 2006. This increase in our operating loss was primarily due to an increase in the cost of net sales, general and administrative expenses and sales and marketing expenditures as discussed above, offset by a decrease in personnel expenditures during the third quarter of 2007.

Interest Income. Interest income increased by $1,491 to $3,036 for the three months ended September 30, 2007, from $1,545 for the three months ended September 30, 2006. The increase in interest income from period to period was due primarily to the increase in interest income we received by maintaining an increased bank balance as a result of our receipt of the net proceeds from our January 2007 and September 2007 senior note offerings.

Interest Expense. Interest expense increased $380,862, or 721%, to $433,623 for the three months ended September 30, 2007, from $52,761 for the three months ended September 30, 2006. This increase in interest expense resulted primarily from the accrual of interest on our senior notes and Series B notes as well as the assumption and payment of outstanding indebtedness assumed in connection with the acquisition of Allendale.

Deferred Financing Amortization Cost. We incurred deferred financing amortization costs of $89,826 during the three months ended September 30, 2007. These costs are related to the placement agent, legal and accounting fees associated with our 2007 senior note offerings, which costs will be amortized over the term of the respective senior notes.

Distribution Fees. During the three months ended September 30, 2007, we incurred an expense of $500,000 resulting from the write-off of a non-refundable deposit we paid QuantRx in connection with the development of its OTC hemorrhoid treatment product. This cash fee was expensed in the third quarter of 2007 because QuantRx met the milestones in the distribution agreement during that period.

Unrealized Foreign Exchange Translation Costs. As a result of our acquisition of Allendale, we have obtained operations in both Canada and the United Kingdom. Furthermore, through our Series B note offering, we issued Series B notes denominated in Euros. As a result, certain of our assets and liabilities on our balance sheet are denominated in currencies other than the U.S. dollar. We are required to revalue these assets and liabilities at each balance sheet date using foreign currency exchange rates then in effect. The resulting periodic change in the value of these assets and liabilities is recorded as unrealized foreign exchange translation income or expense for the appropriate period. During the three months ended September 30, 2007, we recorded unrealized foreign exchange translation expenses of $79,858. There were no expenses classified under this line item in the year prior period.

Unrealized Gain on Market Value of Warrants. We recorded an unrealized gain of $4,593,737 on the “mark to market” adjustment of the value of warrants we sold or issued in connection with our January 2007 senior note offering. If we enter into a fundamental transaction or a change in control, the holders of the warrants sold with the senior notes have the right to elect to receive cash equal to the value of the warrants, as determined in accordance with the Black-Scholes option pricing formula. In addition, a warrant to purchase up to 357,750 shares of our common stock issued to the placement agent at the closing of the senior note offering gives the placement agent the right to elect to receive cash equal to the value of the warrant, as determined in accordance with the Black-Scholes option pricing formula, upon a change of control involving the Company. Accordingly, all of these warrants have been classified as liabilities, which will be adjusted to fair value, or “marked to market,” for each reporting period.

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

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in Bio Pad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by Bio Pad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $82,569 for the three months ended September 30, 2007, which represented 25% of Bio Pad’s loss for the three months ended September 30, 2007 of $35,856, along with amortization of its intangible assets. This expense decreased by $42,298, or 33.9%, to $82,569 for the three months ended September 30, 2007, from $124,867 for the three months ended September 30, 2006 due to an decrease in the loss recognized by Bio Pad from period to period.

Net Loss. Our net loss decreased by $1,799,134, or 95.0%, to a loss of $94,753 for the three months ended September 30, 2007, from a loss of $1,893,887 for the three months ended September 30, 2006. This decrease occurred primarily as a result of the unrealized gain on market value of warrants and a decrease in expense associated with our investment in Bio Pad, offset by increases in the cost of net sales, general and administrative expenses, accrued interest in relation to the senior notes and our operating loss from period to period.

Results of Operations – Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales. The following table sets forth information regarding our total gross and net sales for the nine months ended September 30, 2007 and 2006 categorized by customer type and on an aggregate basis.

Gross and Net Sales by Customer Type

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
OTC Sales:
Gross OTC sales	$1,609,815	$368,335

Less:
Damages and other returns	209,913	107,686
Co-operative advertising	431,785	149,335
Coupons, rebates and promotions	80,942	927

Net OTC sales	$887,175	$110,387

POC Sales:
Gross POC sales	$22,680	$40,885

Less:
Damages and other returns	300	915

Net POC sales	$22,380	$39,970

Total Sales:
Gross sales	$1,632,495	$409,220
Net sales	$909,555	$150,357

Net sales consist of product sales, net of product returns, costs associated with TPRs and co-operative advertising expenses. Net sales increased by $759,198, or 505%, to $909,555 for the nine months ended September 30, 2007, from $150,357 for the nine months ended September 30, 2006. This increase was attributable to an increase in sales associated with the Today® Sponge. Also, as shown above, for the nine months ended September 30, 2007, we incurred an additional $102,227 in damages and other returns as compared to the nine months ended September 30, 2006, which resulted from accruals for MenoCheck® returns we anticipate we will receive in light of our decision in September 2007 to discontinue distributing this product category. Finally, our co-operative advertising expenses as a percentage of gross sales decreased to 26.8% for the nine months ended September 30, 2007, from 40.5% for the nine months ended September 30, 2006, meaning that in 2007 we spent a smaller proportion of each gross sales dollar on these advertising expenses as compared to 2006.

Our net sales from the nine months ended September 30, 2007 to the same period in 2006 distinguished by customer type were as follows:

OTC. Net OTC sales increased by $776,788, or 704%, to $887,175 for the nine months ended September 30, 2007, from $110,387 for the nine months ended September 30, 2006. The increase resulted primarily from increasing gross sales related to the Today® Sponge and increased co-operative advertising expense associated with such sales. Gross OTC sales increased by $1,241,480 from the nine month period in 2006 also due to sales associated with the Today® Sponge.

POC. Net POC sales decreased by $17,590, or 44.0%, to $22,380 for the nine months ended September 30, 2007, from $39,970 for the nine months ended September 30, 2006. As MenocheckPro® was our only POC product, these results reflect decreasing sales and the cost of product returns. Our inability to generate sufficient sales from the distribution of MenocheckPro® to doctors and physician supply companies has led to our decision in September 2007 to discontinue the sale of this product.

Cost of Net Sales. Cost of net sales increased by $1,748,078, or 1,206%, to $1,893,021 for the nine months ended September 30, 2007, from $144,943 for the nine months ended September 30, 2006. Cost of net sales as a percentage of net sales increased to 208% for the nine months ended September 30, 2007, from 96.4% for the nine months ended September 30, 2006. The increase in cost of net sales both from period to period and as a percentage of net sales was the result of (i) costs of approximately $431,000 associated with a higher co-operative advertising expense associated with gross sales, (ii) an increase in reserves of approximately $346,000 for allowances and returns resulting from damaged, obsolete, discontinued or expired product, (iii) an increase of approximately $290,000 in warehousing, shipping and handling fees, shrinkage costs and costs associated with a one-time repackaging of our Today® Sponge six-count and twelve-count product inventories into three-count product inventories, all of which were treated as period costs, due to their unique nature, and not capitalized, (iv) a manufacturing variance expense of $270,000, and (v) the amortization of one-time production and start-up costs of approximately $134,000. The remainder of the cost of net sales was attributable to an increase in the total number of units of our product sold from period to period.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $189,725, or 8.1%, to $2,163,116 for the nine months ended September 30, 2007, from $2,352,841 for the nine months ended September 30, 2006. The decrease in selling and marketing expenses from period to period reflected a decrease in radio advertising initiatives directed at the MenoCheck® product and advertising for our Fem-V® test kit, as well as lower public and investor relations expenditures.

Personnel Expenses. Personnel expenses represent salaries, wages and other costs associated with our employees (other than our directors), and these expenses decreased by $8,886, or 0.6%, to $1,457,111 for the nine months ended September 30, 2007, from $1,465,997 for the nine months ended September 30, 2006. This decrease in personnel expenses resulted primarily from a decrease in stock-based compensation expense of $346,966, or 63.6%, to $198,340 from $545,306 for the nine months ended September 30, 2006, offset by higher salaries, wages and other costs associated with our increased headcount.

General and Administrative Expenses. General and administrative expenses increased $2,299,508, or 119%, to $4,234,162 for the nine months ended September 30, 2007, from $1,934,634 for the nine months ended September 30, 2006. The increase in general and administrative expenses resulted primarily from (i) an increase in professional, legal and accounting expenses associated with our preparation during the nine months ended September 30, 2007 of three resale registration statements and the consummation of two financing rounds; (ii) an increase in amortization and depreciation expenses recorded as general and administrative expense; (iii) greater operating and administrative costs associated with our increased headcount; (iv) the payment of penalties incurred under certain of our registration rights agreements; (v) grants of restricted stock awards to our non-employee directors; and (v) an increase in product liability insurance costs.

Operating Loss. Our operating loss increased by $3,089,777, or 53.8%, to $8,837,855 for the nine months ended September 30, 2007, from $5,748,078 for the nine months ended September 30, 2006. This increase in our operating loss was primarily due to an increase in the cost of net sales and general and administrative expenses as discussed above, offset by a decrease in selling and marketing expenditures during the third quarter of 2007.

Interest Income. Interest income increased by $85,102 to $89,768 for the nine months ended September 30, 2007, from $4,666 for the nine months ended September 30, 2006. The increase in interest income from period to period was due primarily to the increase in interest income we received by maintaining an increased bank balance as a result of our receipt of the net proceeds from our January 2007 and September 2007 senior note offerings.

Interest Expense. Interest expense increased $1,049,620 to $1,189,968 for the nine months ended September 30, 2007, from $140,348 for the nine months ended September 30, 2006. This increase in interest expense resulted primarily from the accrual of interest on our senior notes as well as the assumption and payment of outstanding indebtedness assumed in connection with the acquisition of Allendale.

Deferred Financing Amortization Cost. We incurred deferred financing amortization costs of $259,577 during the nine months ended September 30, 2007. These costs are related to the placement agent, legal and accounting fees associated with our 2007 senior note offerings, which costs will be amortized over the term of the respective senior notes.

Distribution Fees. During the nine months ended September 30, 2007, we incurred an expense of $500,000 resulting from the write-off of a non-refundable deposit we paid QuantRx in connection with the development of its OTC hemorrhoid treatment product. This cash fee was expensed in the third quarter of 2007 because QuantRx met the milestones in the distribution agreement during that period.

Unrealized Foreign Exchange Translation Costs. As a result of our acquisition of Allendale, we have obtained operations in both Canada and the United Kingdom. Furthermore, through our Series B note offering, we issued Series B notes denominated in Euros. As a result, certain of our assets and liabilities on our balance sheet are denominated in currencies other than the U.S. dollar. We are required to revalue these assets and liabilities at each balance sheet date using foreign currency exchange rates then in effect. The resulting periodic change in the value of these assets and liabilities is recorded as unrealized foreign exchange translation income or expense for the appropriate period. During the nine months ended September 30, 2007, we recorded unrealized foreign exchange translation expenses of $87,577. There were no expenses classified under this line item in the year prior period.

Loss on Radiant Settlement. As a result of our settlement of litigation with Radiant Technologies, Inc., we recognized a loss of approximately $430,000, reflecting the net difference between the value of the receivables transferred from Radiant to us (approximately $389,000, net of reserves for bad debt), the value of the net liability forgiven by Radiant (approximately $110,000) and the $100,000 in cash disbursed to Radiant. See Note 13 to our consolidated financial statements included in Item 1 herein.

Unrealized Gain on Market Value of Warrants. We recorded an unrealized gain of $4,046,180 for the nine months ended September 30, 2007 on the “mark to market” adjustment of the value of warrants we sold or issued in connection with our January 2007 senior note offering. If we enter into a fundamental transaction or a change in control, the holders of these warrants have the right to elect to receive cash equal to the value of the warrants, as determined in accordance with the Black-Scholes option pricing formula. In addition, a warrant to purchase up to 357,750 shares of our common stock issued to the placement agent at the closing of this offering gives the placement agent the right to elect to receive cash equal to the value of the warrant, as determined in accordance with the Black-Scholes option pricing formula, upon a change of control involving the Company. Accordingly, all of these warrants have been classified as liabilities, which will be adjusted to fair value, or “marked to market,” for each reporting period.

Equity in Loss of Unconsolidated Affiliate. On January 31, 2006, we acquired a 25% interest in Bio Pad. Under the equity method of accounting, we are required to recognize a pro rata portion of the income or loss that is ultimately recognized by Bio Pad as an item of income or expense, respectively, on our statement of operations. As a result, we recognized an expense of $378,230 for the nine months ended September 30, 2007, which represented 25% of Bio Pad’s loss for the nine months ended September 30, 2007 of $238,091, along with amortization of its intangible assets. This expense increased by $7,244, or 2.0%, to $378,230 for the nine months ended September 30, 2007, from $370,986 for the nine months ended September 30, 2006 due to an increase in the loss recognized by Bio Pad from period to period.

Benefit for Income Taxes. A decrease of $600,000 was made to the opening valuation allowance due to the inclusion of Allendale in our consolidated tax filings. As a result, we received an income tax benefit of $600,000 for the nine months ended September 30, 2007.

Net Loss. Our net loss increased by $696,441, or 11.1%, to $6,951,187 for the nine months ended September 30, 2007, from $6,254,746 for the nine months ended September 30, 2006. This increase occurred primarily as a result of increases in the cost of net sales, general and administrative expenses, accrued interest payable associated with our senior notes, our operating loss from period to period, and the expenses associated with our investment in Bio Pad, as well as our loss associated with the Radiant settlement, offset by the unrealized gain on market value of warrants and an income tax benefit received in connection with the acquisition of Allendale.

Liquidity and Capital Resources

Cash on Hand. As of September 30, 2007, we had $766,018 in cash on hand compared to $72,605 cash on hand as of December 31, 2006. Of the $766,018 cash on hand as of September 30, 2007, however, $74,454 was restricted because it served as collateral for certain of our indebtedness and a letter of credit issued in connection with the lease of our principal executive offices. The increase in cash on hand resulted primarily from cash provided by the net proceeds of our January 2007 $15.0 million senior note offering and our September 19, 2007 sale of approximately $3.3 million in aggregate original notional principal amount of Series B notes, offset by repayments of indebtedness and cash used in our operating and investing activities.

Cash Used in Operating Activities. Our operating activities used $13,233,243 in cash for the nine months ended September 30, 2007, as compared to $3,934,217 in cash used in our operating activities for the nine months ended September 30, 2006. This differential was primarily attributable to the payment of approximately $5.2 million in liabilities and accrued expenses associated with the Allendale acquisition, increases in inventory, accounts receivable and prepaid expenses and an increase in our net loss from period to period, offset by:

•	a non-cash gain of $4,046,180 recognized on the “mark to market” adjustment to the liability associated with warrants issued in connection with our January 2007 senior note offering;

•

an increase in depreciation and amortization expense of, in the aggregate, $1,938,487 from period to period, relating primarily to the required amortization and depreciation of intangible and other assets we acquired in connection with the Allendale merger, and the amortization of deferred financing costs associated with our January 2007 and September 2007 senior note offerings;

•	an aggregate non-cash expense of $582,380 recognized for stock-based compensation and the issuance of common stock for services rendered;

•	the recognition of $378,230 representing our equity in the loss of Bio Pad on our financial statements during the nine months ended September 30, 2007;

•	a loss of approximately $430,000 on the Radiant settlement; and

•	accrued interest payable of $444,056 on our senior notes.

Cash Used in Investing Activities. For the nine months ended September 30, 2007, we used cash of $452,696 in our investing activities, which included $367,642 paid for professional and consulting fees related to the Allendale acquisition, and $128,729 in purchases of new property and equipment.

Cash Provided by Financing Activities. Financing activities provided cash of $14,377,503 for the nine months ended September 30, 2007, compared to $5,879,178 in cash provided for the nine months ended September 30, 2006. The increase in cash from our financing activities occurred primarily because, during the nine months ended September 30, 2007, we issued approximately $18.3 million in senior notes, Series B notes and related common stock purchase warrants and received approximately $16.4 million in net proceeds therefrom. During the nine months ended September 30, 2007, we used a portion of the net proceeds from our January 2007 senior note offering to repay in full $287,934 of principal and interest outstanding under our line of credit and $1,565,688 of principal and interest outstanding under our convertible bridge notes.

Capital Resources. As of September 30, 2007, our working capital deficit was $2,983,026, which was decreased by $1,899,915 from a working capital deficit of $4,882,941 as of December 31, 2006. This decrease in working capital deficit is primarily a result of (i) a reclassification of our senior notes from a current liability to a long-term liability, which occurred as a result of amendments made to the redemption provisions of those notes in connection with our Series B note offering, and (ii) the cash received from the senior note offerings we completed in the first nine months of 2007. See “ – Contractual Obligations” below.

Plan of Operations. Since we have not yet generated sufficient revenues from operations to meet our operating expenses, we have historically financed our operations primarily through issuances of equity and the proceeds of our debt instruments, including to pay consulting, placement agent and similar fees. As a result of our senior note offering completed in January 2007 as described above and our Series B note offering commenced in September 2007, assuming that we are able to complete the Series B senior note financing, we believe we presently have sufficient available capital to fund our anticipated operations through the end of 2007, although we cannot assure you that the net proceeds from these offerings will be sufficient to operate and grow our business as we intend during such time period without needing to obtain additional sources of capital. However, if we are unable to complete this round of financing, we believe we have sufficient sources of available capital to fund our anticipated operations through the end of November 2007.

In our Annual Report on Form 10-KSB filed with the SEC in February 2007, we originally estimated that our existing cash and capital resources would be sufficient to meet our operating and capital needs until the first quarter of 2008. During the latter part of the first quarter of 2007, we concluded a detailed review and analysis of our business plan and our estimated capital needs following the integration of Allendale. Based on an update to this review and analysis, we now estimate that our existing cash and capital resources will be sufficient to meet our operating and capital needs until the end of November 2007.

In the past, we have sought to meet our cash and working capital needs by obtaining equity or debt financing. We expect that we will need to obtain additional equity or debt financing to meet our liquidity requirements beyond the end of November 2007, unless we are able to complete our $5.0 million Series B note offering we started in September 2007, in which case we anticipate that we would need to obtain additional equity or debt financing to meet our liquidity requirements beyond the end of 2007. We believe that we will be able to raise additional capital as needed to support our continued operations, and since January 1, 2006, we have raised approximately $24.0 million in proceeds from sales of our securities, after deducting cash placement agent fees incurred but excluding other applicable offering expenses and costs. However, there can be no assurance that the proceeds from capital transactions will continue to be available, that even if available we will be able to close such transactions, that our net sales will increase sufficiently to meet our ongoing cash needs or that a sufficient amount of our securities can or will be sold. The terms of our senior notes and other financing instruments and agreements also significantly limit our ability to sell equity or incur debt without the consent of the holders of the senior notes and certain of our other securities, and we cannot assure you that we will be able to repay or refinance the senior notes or obtain the consent of the holders of the senior notes or our other securities, if necessary, to obtain additional capital should we need or want to do so.

While we believe that we will be able to obtain future financing on terms acceptable to us, if we are not successful in obtaining permanent equity or debt financing, we will need to expend significant efforts to find other sources of capital to meet our ongoing operating and business expenses. We are also focusing on opportunities to increase our net sales while seeking to manage our operating expenses in an attempt to preserve as much as practical our available cash resources and improve working capital. If we are unable to raise sufficient capital resources on terms acceptable to us or at all, our business, results of operations, liquidity and financial condition would be materially and adversely harmed.

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

Based on discussions with Bio Pad’s management, we believe that Bio Pad presently has sufficient capital resources to continue to fund its operations through the end of 2007. Furthermore, Bio Pad’s management has assured us that it is seeking to obtain additional capital to support operations and meet its working capital and liquidity needs. However, if Bio Pad is unable to obtain additional capital in a timely manner or at all, or if it is unable to locate capital in sufficient amounts to support its operations, Bio Pad may be forced to significantly curtail or cease altogether its operations, and in turn, its efforts to co-develop a fetal monitoring product with us. In such an event, our ability to ultimately market and sell this fetal monitoring product would be materially and negatively hindered. Furthermore, we would need to consider whether an adjustment to the value of our investment in Bio Pad as reflected on our financial statements should be made. For these reasons, the inability of Bio Pad to continue its operations could have a material adverse effect upon our business, financial condition and results of operations.

Contractual Obligations. On January 12, 2007, as a condition to the Allendale merger, we completed the offering of our senior notes in the original aggregate principal amount of $15.0 million and related warrants to purchase, in the aggregate, up to 16.5 million shares of our common stock. The senior notes bear interest at a rate of 6.5% per year, although the terms of the senior notes permit us to elect to pay this interest “in kind” by increasing the principal amount of the notes by the amount of interest, which increased principal amount would continue to accrue interest each quarter on a compounded basis. As of September 30, 2007, we had elected to pay all outstanding interest “in kind” over the life of the notes. As of September 30, 2007, a total of $15 million in principal and $690,225 in accrued but unpaid interest were outstanding under these senior notes.

Principal outstanding under the senior notes, including any accrued but unpaid interest, are initially and immediately convertible into shares of our common stock at a rate of $1.00 per share, subject to “full ratchet” anti-dilution adjustments. Our obligations under the senior notes are secured and are backed by subsidiary guarantees pursuant to the terms of a guarantee agreement, as supplemented. As of September 19, 2007, our obligations under these senior notes are also secured by a first lien on substantially all of our and our subsidiaries’ assets. So long as the senior notes are outstanding, we are required to comply with a number of negative, affirmative and financial covenants, many of which place significant constraints on our ability to raise capital and take other actions we may deem necessary or desirable.

The senior notes, as amended, require us to have earnings before interest, taxes, depreciation and amortization, or EBITDA, as defined by the terms of the senior notes, as amended, in the following amounts for each of the 12-month periods specified below:

12-month period ended	Target EBITDA
December 31, 2007	$(6.9 million	)
March 31, 2008	$(6.5 million	)
June 30, 2008	$(6.0 million	)
September 30, 2008	$(4.5 million	)
December 31, 2008	$(2.8 million	)
March 31, 2009	zero
June 30, 2009	$1 million
September 30, 2009	$2 million
December 31, 2009	$3 million
March 31, 2010	$4 million
June 30, 2010	$5 million
September 30, 2010 and thereafter	$6.5 million

An event of default under a senior note is deemed to occur if, among other things, there is:

•	any default in the payment of the principal, interest or liquidated damages under the senior note when such amounts become due and payable;

•	any default in making any other cash payment required under the senior notes or any agreement or document relating to the senior note offering;

•	the failure to observe or perform any other covenant, condition or agreement contained in the senior note offering documents;

•	the occurrence of a change in control involving the Company;

•	the occurrence of an event of default under any other senior note;

•	a lien, other than permitted liens, against any of our properties;

•	any prepayment of any other senior note or other of our indebtedness, except:

•	where the same prepayment terms are offered to all other holders of the senior notes; and

•	in compliance with the other prepayment requirements of the senior note;

•	the bankruptcy of us or our subsidiaries;

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

•

a period in excess of an aggregate of 30 trading days occurred during which a registration statement covering the amount of registrable securities required by the Registration Rights Agreement entered into in the January 2007 senior note offering was not available for use by the holders of registrable securities thereunder;

•	the failure to satisfy the EBITDA targets set forth above; or

•	violations of certain provisions of the Series B notes regarding ranking, subordination, waiver and amendment.

On September 19, 2007, we commenced a private placement of up to $5.0 million in aggregate notional principal amount of our 6.5% senior convertible promissory notes, Series B, and warrants to purchase in the aggregate up to approximately 9,000,000 shares of our common stock. On September 19, 2007, we sold an aggregate of approximately $3.3 million in aggregate original notional principal amount of Series B notes and related warrants to purchase in the aggregate 5,929,254 shares of common stock. Principal under, and any accrued but unpaid interest upon, the Series B Notes we sold on September 19, 2007 is due and payable in full on September 19, 2012, and outstanding principal is convertible, together with any accrued but unpaid interest, if any, into shares of our common stock, at an initial rate of $1.00 per share, subject to adjustment. Pursuant to the terms of the warrants, a holder is entitled to purchase shares of our common stock at an initial exercise price of $1.00 per share, subject to adjustment, until September 19, 2012. We may sell additional Series B notes from time to time until a total of $5.0 million in aggregate notional principal amount of Series B notes have been issued.

The Series B notes bear interest at a rate of 6.5% per year, although the terms of the Series B notes permit us to elect to pay this interest “in kind” by increasing the principal amount of the Series B notes by the amount of such interest, which increased principal amount would continue to accrue interest each quarter on a compounded basis.

Subject to certain exceptions, the principal and any accrued but unpaid interest under the Series B notes are convertible into shares of our common stock at an initial conversion price of $1.00 per share, subject to adjustment for specified corporate transactions. The holders of the Series B notes have agreed that all amounts outstanding under the Series B notes are subordinated in right of payment to our senior notes. So long as the Series B notes are outstanding, we are required to comply with a number of negative and affirmative covenants.

The offer and sale of the Series B notes sold and to be sold in the offering required the consent of the holders of the senior notes. As consideration for these consents and certain other waivers of, and amendments to, various agreements related to the senior notes, we and our subsidiaries granted to the holders of the senior notes a first lien on substantially all of our and our subsidiaries’ assets.

An event of default under the Series B notes will occur upon:

•	a default on the repayment of the Series B notes;

•	a failure to pay or the acceleration of any of our indebtedness or other monetary obligations in excess of $500,000;

•	defaults in the transaction documents related to the Series B note offering;

•	such transaction documents shall cease to be in full force and effect, or our assertion thereof in writing;

•	our disavowment of our obligations under such transaction documents;

•	the creation of a lien on our property, except as permitted by the securities purchase agreement in connection with the Series B note offering;

•	the existence of a judgment lien in excess of $250,000;

•	a failure to deliver a stock certificate representing shares underlying the Series B notes upon conversion thereof within a specified time period;

•	a suspension of the conversion rights of the holders of the Series B notes;

•	an inaccuracy of our representations and warranties in any transaction document on the date we issued the Series B notes;

•	certain events involving our insolvency or bankruptcy; or

•	a failure of our common stock to be listed or quoted, or a suspension from trading, on an eligible market for a minimum of three trading days.

As of September 30, 2007, we were in compliance with all covenants and other obligations under the terms of our senior notes and Series B notes, and, as of such date, no event of default existed.

The holders of the senior notes and the Series B notes may require us to redeem the notes:

•	for at least 102% of the stated principal amount, plus accrued but unpaid interest, upon an event of default; and

•	for at least 125% of such stated principal amount, plus accrued but unpaid interest, in the event of a change in control.

The holders of the senior notes may also require us to redeem the notes for 115% of such stated principal amount, plus accrued but unpaid interest, during the 30 trading days after we release our 2008 and 2009 financial information, unless our stock is trading above specified price and volume levels and we can satisfy other conditions.

Following our acquisition in January 2007 of Allendale and the worldwide rights to manufacture and sell the Today® Sponge contraceptive product, on August 29, 2007, we signed an amendment to that certain Amended and Restated Contract Manufacturing Agreement, dated as of March 8, 2006, between Allendale and OSG Norwich Pharmaceuticals, Inc., now known as Norwich Pharmaceuticals, Inc., which was amended again on October 16, 2007. Pursuant to this agreement, NPI owns and operates the facility that is used to manufacture our Today® Sponge contraceptive product.

The Manufacturing Agreement has been amended to change the way we obtain and pay for this product from NPI from a purchase order method to a “take or pay” method for May through December 2007. Under the purchase order method, NPI was only required to manufacture the amount of product we requested pursuant to quarterly purchase orders we submitted to NPI in advance. Under the take or pay method, we must purchase and have delivered to us a specified minimum amount of product each month pursuant to monthly purchase orders we submit at least 90 days in advance. If we do not order and receive this minimum amount, we must pay NPI an amount specified under the agreement, unless our failure to purchase and have delivered the product is within the control of NPI. The minimum monthly take or pay amounts range from $150,000 to $625,000, which represents an aggregate amount of $3.63 million for May through December 2007, subject to reduction if certain manufacturing and production efficiency criteria are not met. The $3.63 million aggregate take or pay amount for 2007 is effectively reduced by approximately $1.59 million for product we have already paid for in 2007. The credit terms of the Manufacturing Agreement have also been amended to provide that we must pay for all Today® Sponges ordered prior to shipment until March 31, 2008.

The Manufacturing Agreement’s term will expire on April 30, 2010; however, the term is automatically extended for an additional 24 month period unless one party notifies the other party that it does not wish to extend the agreement at least 18 months before expiration of the initial term. The Manufacturing Agreement was amended to permit us to terminate the agreement if a governmental authority withdraws the product from sale in the United States or we withdraw it from the market other than because of an action of a governmental authority. If we terminate the Manufacturing Agreement in either case, we must pay to NPI as its sole remedy for such termination an amount equal to the take or pay amount applicable with respect to the following three calendar months plus 60% of the take or pay applicable to the subsequent six calendar months.

The Manufacturing Agreement also provides that, at the termination of the Manufacturing Agreement, we must purchase all finished product manufactured in reliance upon an outstanding purchase order at the agreed-upon prices and all remaining raw materials will be shipped to us. The Manufacturing Agreement has been amended to provide that, upon termination or expiration, we are only required to pay NPI’s out of pocket cost for shipping such materials plus an additional 15% if the Manufacturing Agreement is terminated for cause by NPI or without cause by us. Upon the termination date, we must begin to remove our equipment from NPI’s facility, and if such removal is not completed within 90 days, we would be required to pay NPI $50,000 per month to rent the facility in which the equipment remains.

We lease office space under a lease that expires on November 30, 2011. Future minimum annual rent obligations as of September 30, 2007 were as follows:

Year	Minimum Annual Lease Payment
2007	$23,552
2008	95,829
2009	97,993
2010	100,157
2011	93,629

Total	$411,160

Under the terms of registration rights agreements that we entered into with investors purchasing units in our unit offerings between October 2005 and May 2006, we were required to file and obtain the effectiveness of a resale registration statement by stated deadlines. This registration statement serves to register the shares of common stock, and shares of common stock underlying warrants, each sold as part of the units. If, among other things, we do not meet these deadlines, upon the occurrence of a default, we are required to pay each investor a penalty of 1% of the purchase price of registrable securities then owned by the investor, and a penalty of 1.5% of the purchase price of registrable securities then owned by the investor for each month thereafter that the default continues. We may elect to pay these penalties in cash or in shares of our common stock valued at 85% of the average of the ten-day trading price of our common stock ending on the date the registration statement is declared effective by the SEC. The registration statement covered by these agreements was filed with the SEC and declared effective on April 4, 2007. For the nine months ended September 30, 2007, we incurred and accrued an expense of $855,730 as a result of these penalties. In May 2007, we issued to these investors an aggregate of 1,004,349 shares of common stock representing payment of these penalties in full.

The sale on September 19, 2007 of the Series B notes with a conversion price of less than $1.50 per share and the sale of warrants issued in connection therewith with an exercise price of less than $1.50 per share, each require us to adjust the purchase price of units sold to investors in our unit offerings from October 2005 through May 2006. As a result, we are required under the terms of these unit offerings to issue to each such investor an additional number of shares of our common stock to appropriately reflect such adjusted purchase price. We are in the process of calculating the number of shares to be issued to each investor, which is based upon the number of shares purchased in the unit offerings and owned by each investor as of September 19, 2007.

As of September 30, 2007, other than as set forth in this Quarterly Report, we had no other material commitments or obligations.

Off-Balance Sheet Items. We had no off-balance sheet items as of September 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial statements and footnote disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15a-15(e), as of September 30, 2007. Based upon the September 30, 2007 disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed in the reports we file, furnish or submit under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the SEC’s rules and forms. Our officers have concluded that our disclosure controls and procedures were also effective to provide a reasonable level of assurance that information required to be disclosed in the reports that we file, furnish or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rules 13a-15(e) and 15d-15(e).

There has been no change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Listed below are sales of unregistered securities effected by the Company during the third quarter of 2007, except for issuances previously reported on Form 8-K.

•

On August 7, 2007, we issued 130,000 shares of our common stock in the form of a grant of restricted stock under the Synova Healthcare Group, Inc. 2005 Equity Incentive Plan to two of our non-employee directors.

•

On August 8, 2007, we issued 144,444 shares of our common stock in the form of a grant of restricted stock under the Synova Healthcare Group, Inc. 2005 Equity Incentive Plan to two of our non-employee directors.

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

Pursuant to the terms of the Securities Purchase Agreement we entered into with each of the parties signatory thereto as of September 19, 2007, without the consent of such parties and until our Series B notes have either been repaid or converted in full, we may not declare, pay or make any provision for any cash dividend or distribution with respect to our common stock. We have entered into similar restrictions with the holders of our senior notes.

Item 4.	Submission of Matters to a Vote of Security Holders.

Election of Director Nominees

On August 7, 2007, we held our 2007 annual meeting of stockholders. The first matter for approval by our stockholders was the election of five director nominees, each of whom was to hold office until our 2008 annual meeting of stockholders and until his or her successor has been duly elected and qualified. All of the following persons nominated were elected to serve as directors. The results of the voting for the election of these director nominees were as follows:

Director Nominee	For	Withhold Authority
Stephen E. King	21,282,412	106,722
David J. Harrison	21,223,092	166,042
Ronald S. Spangler, Ph.D.	21,287,128	102,006
Steven L. Edell, D.O.	21,307,628	81,506
Jeffrey N. Pelesh	21,307,628	81,506

John M. Suender and George T. Votis previously served as our directors during 2007 and had notified us of their intention to resign as directors as of the date of the 2007 annual meeting. Mr. Suender and Mr. Votis declined to stand for re-election as directors at the 2007 annual meeting.

On September 28, 2007, Dr. Spangler notified us of his immediate resignation from the board of directors. Dr. Spangler remains employed by us as our Chief Scientific Officer.

Amendment to 2005 Equity Incentive Plan

The second matter for approval by stockholders at the annual meeting was an amendment to our 2005 Equity Incentive Plan to authorize an increase in the number of shares of our common stock authorized for issuance pursuant to the plan from 1,500,000 to 3,000,000 shares. The results of the voting for approval of the amendments to the plan were as follows:

For	Against	Abstain	Broker Non-Votes
18,029,844	166,721	18,519	3,174,050

Item 5.	Other Information.

Pursuant to the terms of the Securities Purchase Agreement we entered into with each of the parties signatory thereto as of September 19, 2007, without the consent of such parties and until our Series B notes have either been repaid or converted in full, we may not declare, pay or make any provision for any cash dividend or distribution with respect to our common stock. We have entered into similar restrictions with the holders of our senior notes.

Item 6.	Exhibits.

Exhibit No.	Description
4.1	Form of 6.5% Senior Convertible Promissory Note, Series B, due September 19, 2012, dated as of September 19, 2007, issued by Synova Healthcare Group, Inc., as maker. (1)

4.2	Form of Common Stock Purchase Warrant, dated as of September 19, 2007, issued by Synova Healthcare Group, Inc. (1)

4.3	Form of Securities Purchase Agreement, dated as of September 19, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (1)

10.1	Letter Agreement, dated July 9, 2007, terminating the Letter Agreement, dated as of August 10, 2006, by and between Synova Healthcare Group, Inc. and BMO Capital Markets Corp.

10.2	Second Amended and Restated Contract Manufacturing Agreement, dated August 27, 2007, by and between Norwich Pharmaceuticals Inc. and Allendale Pharmaceuticals, Inc. (2)

10.3	Security Agreement, dated as of September 19, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Allendale Pharmaceuticals, Inc., Todays Womencare Company, Today’s Womencare (Canada) Inc., Today’s Womencare (UK) Ltd, and each of the holders of the 6.5% Senior Convertible Promissory Notes due January 12, 2012.

10.4	Patents, Trademarks, and Copyrights Security Agreement, dated as of September 19, 2007, by and among Synova Healthcare, Inc., Todays Womencare Company, and each of the holders of the 6.5% Senior Convertible Promissory Notes due January 12, 2012. (1)

10.5	Supplement No. 1, dated as of September 19, 2007, to the Guarantee Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Allendale Pharmaceuticals, Inc., Todays Womencare Company, Today’s Womencare (Canada) Inc., Today’s Womencare (UK) Ltd, and each of the purchaser signatories thereto.

10.6.1	Form of Consent, Amendment and Waiver Letter Agreement between Synova Healthcare Group, Inc. and certain of the holders of the 6.5% Senior Convertible Promissory Notes due January 12, 2012. (1)

10.6.2	Consent, Amendment and Waiver Letter Agreement between Synova Healthcare Group, Inc. and Plainfield Direct Inc. (1)

10.6.3	Consent, Amendment and Waiver Letter Agreement between Synova Healthcare Group, Inc. and Castlerigg Master Investments Ltd. (1)

10.7.1	Letter Agreement, dated as of September 13, 2007, from Synova Healthcare Group, Inc. to Plainfield Asset Management LLC regarding legal expenses.

10.7.2	Letter Agreement, dated as of September 13, 2007, from Synova Healthcare Group, Inc. to Castlerigg Master Investments Ltd. regarding legal expenses.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on September 20, 2007.
(2)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on November 19, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVA HEALTHCARE GROUP, INC.

	By:	/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer

Date: November 19, 2007		/s/ Stephen E. King
Stephen E. King
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2007		/s/ Robert L. Edwards
Robert L. Edwards
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of 6.5% Senior Convertible Promissory Note, Series B, due September 19, 2012, dated as of September 19, 2007, issued by Synova Healthcare Group, Inc., as maker. (1)

4.2	Form of Common Stock Purchase Warrant, dated as of September 19, 2007, issued by Synova Healthcare Group, Inc. (1)

4.3	Form of Securities Purchase Agreement, dated as of September 19, 2007, by and among Synova Healthcare Group, Inc. and each of the purchaser signatories thereto. (1)

10.1	Letter Agreement, dated July 9, 2007, terminating the Letter Agreement, dated as of August 10, 2006, by and between Synova Healthcare Group, Inc. and BMO Capital Markets Corp.

10.2	Second Amended and Restated Contract Manufacturing Agreement, dated August 27, 2007, by and between Norwich Pharmaceuticals Inc. and Allendale Pharmaceuticals, Inc. (2)

10.3	Security Agreement, dated as of September 19, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Allendale Pharmaceuticals, Inc., Todays Womencare Company, Today’s Womencare (Canada) Inc., Today’s Womencare (UK) Ltd, and each of the holders of the 6.5% Senior Convertible Promissory Notes due January 12, 2012.

10.4	Patents, Trademarks, and Copyrights Security Agreement, dated as of September 19, 2007, by and among Synova Healthcare, Inc., Todays Womencare Company, and each of the holders of the 6.5% Senior Convertible Promissory Notes due January 12, 2012. (1)

10.5	Supplement No. 1, dated as of September 19, 2007, to the Guarantee Agreement, dated as of January 12, 2007, by and among Synova Healthcare Group, Inc., Synova Healthcare, Inc., Synova Pre-Natal Healthcare, Inc., Allendale Pharmaceuticals, Inc., Todays Womencare Company, Today’s Womencare (Canada) Inc., Today’s Womencare (UK) Ltd, and each of the purchaser signatories thereto.

10.6.1	Form of Consent, Amendment and Waiver Letter Agreement between Synova Healthcare Group, Inc. and certain of the holders of the 6.5% Senior Convertible Promissory Notes due January 12, 2012. (1)

10.6.2	Consent, Amendment and Waiver Letter Agreement between Synova Healthcare Group, Inc. and Plainfield Direct Inc. (1)

10.6.3	Consent, Amendment and Waiver Letter Agreement between Synova Healthcare Group, Inc. and Castlerigg Master Investments Ltd. (1)

10.7.1	Letter Agreement, dated as of September 13, 2007, from Synova Healthcare Group, Inc. to Plainfield Asset Management LLC regarding legal expenses.

10.7.2	Letter Agreement, dated as of September 13, 2007, from Synova Healthcare Group, Inc. to Castlerigg Master Investments Ltd. regarding legal expenses.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13d-14(a) and Rule 15d-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 0-51492), as filed with the SEC on September 20, 2007.
(2)	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC on November 19, 2007.

E-1